Form 10QSB
period 1996-06-30
FIRST FEDERAL BANCORP INC/OH/
filed 1996-08-12
CIK 885076

FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  ______________  to  ______________

      Commission File No.             0-20380
                                      -------

                         FIRST FEDERAL BANCORP, INC.
      -------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Ohio                                 31-1341110
   -----------------------------------       -----------------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)

           505 Market Street
           Zanesville, Ohio                              43701
   -----------------------------------       -----------------------------
         (Address of principal                         (Zip Code)
           executive office)

      Registrant's telephone number, including area code:  (614) 453-0606

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [X]         No   [ ]

     As of July 31, 1996, the latest practicable date, 784,658 shares of the registrant's common stock, no par value, were issued and outstanding.


                             Page 1 of 13 Pages

                         FIRST FEDERAL BANCORP, INC.


                                    INDEX


PART I    FINANCIAL INFORMATION                                        PAGE
                                                                       ----

          Consolidated Statements of Financial Condition                 3

          Consolidated Statements of Income                              4

          Consolidated Statements of Cash Flows                          5

          Notes to Consolidated Financial Statements                     6

          Management's Discussion and Analysis of
          Financial Condition and Results of  Operations                 8


PART II   OTHER INFORMATION                                             12

          SIGNATURES                                                    13

                                   PART I

                            FINANCIAL INFORMATION

                         First Federal Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                            At June 30      At September 30
                                                               1996              1995
                                                           ------------     ---------------

ASSETS
Cash and amounts due from depository institutions          $  4,951,648      $  5,360,583
Federal funds sold and other short-term investments           1,750,000           975,000
                                                           ------------------------------
      Cash and cash equivalents                            $  6,701,648      $  6,335,583
Investment securities (market value - $4,559,000 in
 6/96 and  $4,869,000 in 9/95)                                4,561,375         4,867,174
Mortgage-backed securities (market value - $1,722,000
 in 6/96 and $1,892,000 in 9/95)                              1,715,400         1,889,418
Loans receivable, net                                       155,885,672       151,744,328
Accrued interest receivable                                     989,156           896,211
Premises and equipment, net                                   5,740,280         3,687,681
Prepaid expenses and other assets                             2,184,073         2,203,811
                                                           ------------------------------
      Total Assets                                         $177,777,604      $171,624,206
                                                           ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                 $130,546,975      $129,387,436
  Borrowed funds                                             31,540,000        27,600,000
  Advances from borrowers for taxes and insurance               166,640           190,864
  Accrued expenses and other liabilities                      1,502,160         1,700,869
                                                           ------------------------------
      Total Liabilities                                    $163,755,775      $158,879,169
                                                           ==============================

Stockholders' Equity
  Preferred stock, $100 par value, 1,000,000 shares
   authorized, no shares issued and outstanding
  Common stock, no par value, 4,000,000 shares
   authorized, 825,850 shares issued                       $  3,656,323      $  3,656,323
  Retained earnings                                          11,049,307         9,773,827
  Minimum additional pension liability                         (143,155)         (143,155)
  Treasury shares, 41,192 shares                               (540,646)         (541,958)
                                                           ------------------------------
      Total Stockholders' Equity                           $ 14,021,829      $ 12,745,037
                                                           ------------------------------

      Total Liabilities and Stockholders' Equity           $177,777,604      $171,624,206
                                                           ==============================


See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF INCOME


                                                  Three Months Ended           Nine Months Ended
                                                       June 30                      June 30
                                               ------------------------    -------------------------
                                                  1996          1995          1996           1995
                                               ----------    ----------    -----------    ----------

INTEREST INCOME
  Loans receivable                             $3,300,185    $3,053,204    $ 9,741,523    $8,602,010
  Mortgage-backed securities                        8,063        33,884         73,649       100,204
  Investment securities                            58,698        69,298        192,121       217,171
  Other interest income                            23,499         6,527         87,659        21,532
                                               -----------------------------------------------------
      Total Interest Income                     3,390,445     3,162,913     10,094,952     8,940,917
                                               -----------------------------------------------------

INTEREST EXPENSE
  Deposits                                      1,355,745     1,219,495      4,083,331     3,465,307
  Borrowed money                                  383,333       477,167      1,205,561     1,206,057
                                               -----------------------------------------------------
      Total Interest Expense                    1,739,078     1,696,662      5,288,892     4,671,364
                                               -----------------------------------------------------

      Net Interest Income                       1,651,367     1,466,251      4,806,060     4,269,553
                                               -----------------------------------------------------

      Provision for Loan Losses                   (17,305)        2,131         28,716        72,165

      Net Interest Income After Provision
       for Loan Losses                          1,668,672     1,464,120      4,777,344     4,197,388
                                               -----------------------------------------------------

OTHER INCOME
  Service charges on deposit accounts              81,494        72,586        236,397       218,992
  Gain on sale of loans                            13,883        28,512         39,304        29,196
  Dividends on FHLB stock                          29,507        25,488         87,302        63,291
  Other operating income                          115,113        88,796        303,789       245,841
                                               -----------------------------------------------------
      Total Other Income                          239,997       215,382        666,792       557,320
                                               -----------------------------------------------------

OTHER EXPENSES
  Salaries & employee benefits                    436,779       426,381      1,430,525     1,337,624
  Occupancy & equipment expense                   135,335       112,008        376,002       331,859
  Federal deposit insurance expense                87,855        83,468        259,331       252,170
  Data processing                                  75,065        47,878        221,681       229,390
  Advertising                                      52,953        47,998        139,700       125,289
  Ohio franchise tax                               46,116        41,828        133,818       125,379
  REO expense (income)                             16,139        (4,904)        21,840        15,407
  Other operating expenses                        190,578       193,945        586,562       613,945
                                               -----------------------------------------------------
      Total Other Expenses                      1,040,820       948,602      3,169,459     3,031,063
                                               -----------------------------------------------------

      Income Before Federal Income Tax            867,849       730,900      2,274,677     1,723,645
                                               -----------------------------------------------------

      Federal Income Tax Provision                287,925       241,177        755,972       574,445
                                               -----------------------------------------------------

      Net Income                               $  579,924    $  489,723    $ 1,518,705    $1,149,200
                                               =====================================================

EARNINGS PER COMMON & COMMON EQUIVALENT
 SHARES
  Primary                                      $      .74    $      .62    $      1.94    $     1.46
  Fully diluted                                $      .68    $      .59    $      1.79    $     1.39

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES
  Primary                                         784,658       784,558        784,658       784,558
  Fully diluted                                   848,692       827,131        848,650       825,740

DIVIDENDS DECLARED PER SHARE                   $      .11    $      .09    $       .31    $      .27
                                               -----------------------------------------------------

                           First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                   Nine Months Ended
                                                                        June 30
                                                               --------------------------
                                                                  1996           1995
                                                               ----------     -----------

OPERATING ACTIVITIES:
  Net Income                                                   $1,518,705     $ 1,149,200

  Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for loss on loans                                    28,715          72,165
    Depreciation                                                  177,945         138,170
    Amortization of covenant not to compete and other
     intangible                                                     5,434          22,935
    Federal Home Loan Bank stock dividends                        (87,100)        (63,100)
    Amortization of net premiums on investment securities          15,597          66,003
    Gain (or loss) on real estate owned & other chattel             7,230          (5,430)
    Mortgage loans originated for sale                         (5,575,692)     (2,202,339)
    Gain on sale of Student Loans                                      --          18,884
    Proceeds from sale of mortgage loans                        5,198,647       1,567,976
    Net change in accrued interest receivable &  other
     assets                                                        22,379        (238,380)
    Net change in other liabilities                              (198,709)        489,960
                                                               --------------------------

      Net Cash Provided by Operating Activities                 1,113,151       1,016,044
                                                               --------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities             3,014,249       1,004,487
  Purchases of investment securities/FHLB stock                (2,724,048)     (1,237,687)
  Proceeds from sale of Student Loans                                  --       1,258,946
  Loans originated, net of principal collected                 (3,872,138)    (13,368,914)
  Principal collected on mortgage-backed securities               174,018         128,284
  Purchases of premises and equipment                          (2,230,543)       (273,410)
  Proceeds from sales of real estate and other chattel
   owned                                                           57,975          47,400
                                                               --------------------------

      Net Cash Used by Investing Activities                    (5,580,487)    (12,440,894)
                                                               --------------------------

FINANCING ACTIVITIES:
  Net change in deposits                                        1,159,538      (4,693,388)
  Net change in advance payments by borrowers for taxes
   and insurance                                                  (24,224)        (64,245)
  Net change in borrowed funds                                  3,940,000      16,056,000
  Payment of cash dividends                                      (243,213)       (211,832)
  Options exercised                                                 1,300              --
                                                               --------------------------

      Net Cash Provided by Financing Activities                 4,833,401      11,086,535
                                                               --------------------------

NET CHANGE IN CASH AND EQUIVALENTS                                366,065        (338,315)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                     6,335,583       5,593,031
                                                               --------------------------

CASH AND EQUIVALENTS AT END OF PERIOD                          $6,701,648     $ 5,254,716
                                                               ==========================

                           FIRST FEDERAL BANCORP, INC.

                 Notes to Consolidated Financial Statements


1.    Basis of Presentation
- - ---------------------------

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. The Form 10-QSB does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of June 30, 1996, and September 30, 1995, and the results of its operations for the three and nine months ended June 30, 1996, and 1995, and its cash flow for the nine months ended June, 1996 and 1995. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.


2.    Commitments
- - -----------------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $1,896,832 and $404,641 respectively, at June 30, 1996.


3.    Earnings Per Common Share
- - -------------------------------

Earnings per common share is computed by dividing net earnings for the period by the weighted average number of common shares and common share equivalents outstanding during the three- and nine-month periods ended June 30, 1996, and 1995.


4.    Allowance for Loan Losses
- - -------------------------------

Because some loans may not be repaid in full, an allowance for loan losses is recorded. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Statement of Financial Accounting Standards ("SFAS") No. 114 and No. 118 are effective October 1, 1995, and require recognition of loan impairment. Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. The effect of adopting these standards is included in bad debt expense, and was not material.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial real estate loans and multi-family mortgage loans are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower are not adequate to meet debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. The Savings Bank ceases to accrue interest on each consumer loan that is delinquent 90 days or more. Each real estate loan that is delinquent 120 days or more is reviewed by one of the Savings Bank's Loan Officers to assess the collectability of the loan. If the loan is deemed to be uncollectible, the Savings Bank ceases to accrue interest on the loan. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended June 30, 1996.

5.    Interest Income on Loans
- - ------------------------------

Interest on loans is accrued over the term of the loans based upon the principal outstanding. Under SFAS No. 114, as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
- - -------

First Federal Bancorp, Inc. ("Bancorp"), is a savings and loan holding company that wholly owns First Federal Savings Bank of Eastern Ohio (the "Savings Bank"). The Savings Bank is engaged in the savings and loan business primarily in Central and Eastern Ohio. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, and the accounts in the Savings Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation in the Savings Association Insurance Fund ("SAIF").

Note Regarding Forward-Looking Statements
- - -----------------------------------------

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Bancorp's operations and Bancorp's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and Bancorp's market area generally.

Changes in Financial Condition from September 30, 1995, to June 30, 1996
- - ------------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $6.2 million, or 3.61%, from $171.6 million at September 30, 1995, to $177.8 million at June 30, 1996. The increase is due primarily to an increase in loans receivable of $4.1 million and a $2.1 million increase in premises and equipment due to construction beginning on the $3.2 million renovation and construction project at the Main Office.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $11.3 million at June 30, 1996, which is an increase of $.1 million from September 30, 1995. The regulatory liquidity of the Savings Bank was 5.62% at June 30, 1996, which was in excess of the minimum regulatory requirement of 5%. Funds are available at the FHLB through advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance increased $4.1 million for the nine-month period as the anticipated stable mortgage and consumer loan volume in our market area continued.

As of June 30, 1996, the Savings Bank had borrowed funds consisting of advances from the FHLB in the amount of $31.5 million, at a weighted average rate of 6.07%. FHLB advances increased $3.9 million, or 14.13%, from $27.6 million at September 30, 1995. Deposits increased by $1.2 million, or .93%, from $129.4 million at September 30, 1995, to $130.5 million at June 30, 1996. Management believes that deposits will remain stable during fiscal year 1996, and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB, whose rates are less expensive than current market savings rates and their associated SAIF premiums. No assurance can be provided, however, that deposits will remain stable or that loan demand will remain steady. Deposit levels and loan demand are affected by national as well as local interest rates and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at June 30, 1996.

                                             Amount         Percent of
                                         (In Thousands)       Assets
                                         --------------     ----------

       Actual Tangible Capital              $12,529            7.04%
       Required Tangible Capital              2,669            1.50%
       Excess Tangible Capital              $ 9,860            5.54%

       Actual Core Capital                  $12,529            7.04%
       Required Core Capital                  5,338            3.00%
       Excess Core Capital                  $ 7,191            4.04%

       Actual Risk Based Capital            $13,760           11.90%
       Required Risk Based Capital            9,254            8.00%
       Excess Risk Based Capital            $ 4,506            3.90%

Management is not aware of any proposed regulations or recommendations by the OTS that, if implemented, would have a material effect upon the Savings Bank's capital.

The deposit accounts of First Federal and other savings associations are insured by the FDIC in the SAIF. Because a significant portion of the assessments paid into the fund by savings associations are used to pay the cost of prior thrift failures, the reserves of the SAIF are below the level required by law. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceed those paid by healthy commercial banks by approximately $.19 per $100 in deposits for 1995, and the FDIC has announced that no BIF assessments will be required of healthy commercial banks in 1996 except a $2,000 minimum fee. This premium disparity could have a negative competitive impact on First Federal and other savings associations.

Congress is considering legislation to recapitalize the SAIF and eliminate the significant premium disparity. Currently, that recapitalization plan provides for a special assessment currently expected to be approximately $.69 to $.71 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF, which would likely increase BIF assessments by $.02 to $.025 per $100 in deposits. SAIF assessments would initially be set at a significantly lower level in 1996 but could never be reduced below the level set for healthy BIF insured institutions. These projected assessment levels may change if commercial banks holding SAIF deposits are provided some relief from the special assessment or are allowed to transfer their SAIF deposits to the BIF. The last part of the recapitalization plan provides for the merger of the SAIF and the BIF on January 1, 1998. The SAIF recapitalization legislation currently provides for an elimination of the thrift charter or separate thrift regulation under federal law prior to the merger of the deposit insurance funds. As a result, First Federal would be regulated as a bank under federal law, which would subject it to the more restrictive activity limits imposed on national banks, but it would have a specified period of time to divest of any nonconforming assets. In addition, Bancorp would become a bank holding company, which would become subject to more restrictive activity limits and capital requirements similar to those imposed on First Federal.

First Federal had $122.6 million in deposits at March 31, 1995. If a special assessment of $.69 to $.71 per $100 in deposits is imposed, First Federal will pay an additional assessment of $846,000 to $870,000. This assessment should be tax-deductible, but it will reduce earnings and capital for the quarter in which it is recorded. It is expected that quarterly
SAIF assessments for early 1996 would be reduced to approximately $.06 to $.065 per $100 in deposits.

No assurances can be given that the SAIF recapitalization plan will be enacted into law or in what form it may be enacted. In addition, Bancorp can give no assurances that the disparity between BIF and SAIF assessments will be eliminated and cannot be certain of the impact of First Federal's being regulated as or converted to a bank until the legislation requiring such change is enacted.

Under current tax laws, savings associations meeting certain requirements have been able to deduct from income for tax purposes amounts designated as reserved for bad debts. Currently, upon the conversion of a savings association to a bank, certain amounts of the association's bad debt reserve must be recaptured as taxable income over a six-year period if the association has used the percentage of taxable income method to compute its reserve.

Although not yet enacted into law, Congress has approved legislation requiring, generally, that even if a savings association does not convert to a bank, any bad debt reserves taken after 1987 using the percentage of taxable income method must be included in future taxable income of the association over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. Such tax legislation could have an adverse effect on Bancorp, although until it is enacted, the extent of such effect is uncertain.

Since 1990, the Savings Bank has been the number one lender in mortgage lending and a leader in auto financing for Muskingum County. This increase in lending activity along with the increase in repairs and maintenance to the Main Office resulted in the Savings Bank contracting with KDA, Inc. of Marietta, Georgia, to aid in defining the Bank's existing and projected space needs for the future. The Board of Directors evaluated the options proposed by KDA, Inc. and chose to enter into a $3.2 million contract to expand and renovate the Main Office. The construction project began in September 1995 and will take approximately one year to complete.

The construction will also provide the Savings Bank with additional space needed to expand customer services to include investment advisory and financial planning services through a third party, Pinnacle Financial Advisors, Inc. These services were offered beginning in December 1995.

Comparison of Operating Results for the Three- and Nine-Month Periods Ended
 June 30, 1996, and 1995
- - ---------------------------------------------------------------------------

Net interest income before provision for loan losses increased $185,000 for the three-month period and $537,000 for the nine-month period. The net increase is a result of the increases in total interest income exceeding increases in total interest expense. Total interest income increased by $228,000 for the three-month period and $1,154,000 for the nine-month period ended June 30, 1996, compared to the same period in 1995. The increases are primarily due to an increase in the interest rate earned on mortgage loans and an increase in loans receivable as the result of the stable loan market. The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates.

Interest expense increased by $42,000 for the three-month period and $618,000 for the nine-month period ended June 30, 1996, as the result of increases in interest rates in general and increases in the level of savings deposits at First Federal and in the borrowing at the Federal Home Loan Bank. It is anticipated that interest rates will remain relatively stable during the remaining fiscal year 1996, and that the adjustable-rate mortgage loan portfolio will reprice at slightly higher rates because most loans originated during fiscal year 1995 were not initially priced at the fully-indexed interest rate and will be repricing upward at their first adjustment and because the balance of the adjustable-rate mortgage loan portfolio will not reprice substantially lower during 1996. No assurance can be provided, however, that interest rates will remain stable.
Interest rates are affected by general local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of Bancorp.


Nonperforming and Delinquent Loans and Allowance for Loan Losses
- - ----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $455,000 at June 30, 1996, which represents .29% of total loans. This was a decrease of $60,000 from June 30, 1995.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans and on real estate owned. The allowance for losses on loans and on real estate owned was $1,550,000 at June 30, 1996, compared to $1,513,000 at June 30, 1995.
During the nine-month period ended June 30, 1996, the Savings Bank recorded net recoveries of $22,000, compared to net recoveries of $420,000 during the same period of 1995. The recovery of $431,000 during the March 31, 1995, six-month period was the result of a $428,000 recovery from the sale of the Gates of Arlington property, which was retained in the allowance for loan losses. The provisions for loan losses during the nine-month periods ended June 30, 1996, and 1995, were $29,000 and $72,000 respectively.

The Savings Bank classified no loans meeting the definition of impaired during the quarter ended June 30, 1996.

The Savings Bank reviews on a monthly basis the allowance for loan losses. The review of loans to determine the appropriate loan loss provision includes consideration of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the appropriate allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.


Noninterest Income and Expense
- - ------------------------------

The federal income tax provision increased $47,000 for the three-month period and $182,000 for the nine-month period ended June 30, 1996.

Total other income increased $25,000 for the comparative three-month periods and $109,000 for the comparative nine-month periods ended June 30, 1996, and 1995. Dividends on FHLB stock increased $4,000 for the three-month comparative periods and $24,000 for the nine-month comparative periods, due to an increase in FHLB stock held. Fees collected on products and services offered increased $26,000 for the three-month comparative periods and $58,000 for the nine-month comparative periods. The increase in other income for the comparative three-month periods was offset by a decrease in the gain on sale of loans of $15,000, due to not selling student loans in the three-month period ended June 30, 1996, as was done in the three-month period ended June 30, 1995.

Total other expenses increased $92,000 for the comparative three-month periods and $138,000 for the comparative nine-month periods ended June 30, 1996, and 1995. Salaries and benefits increased $10,000 for the three-month comparative periods and $93,000 for the comparative nine-month periods. The salaries and benefits increase is due to the increase in staff for the nine-month period ended June 30, 1996, from the comparative nine-month period ended June 30, 1995, and normal pay increases. The data processing expense increased $27,000 for the three-month comparative periods due to the FHLB refunding in the June 1995 three-month comparative period, a $15,000 penalty for discontinuing its check processing service that proved to be too expensive and decreased $8,000 for the nine-month comparative periods due to lower negotiated fees from the service bureau.


Impact of New Accounting Standards
- - ----------------------------------

The FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in December 1990 effective for fiscal years beginning after December 15, 1994. This will change current accounting for postretirement medical benefits from recognizing costs as benefits are paid to accruing costs during an employee's working career. Both the postretirement expense and the liability will be computed based on an actuarial valuation. Bancorp is not currently providing postretirement benefits. Therefore, there was no impact on the Bancorp's financial statements as a result of adopting SFAS 106.

In May 1995, the FASB issued its SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires companies that engage in mortgage banking activities to recognize as separate assets rights to service mortgage loans for others. This Statement is required to be adopted by First Federal by October 1, 1996, and will be applied prospectively to rights arising from loans sold by First Federal after adoption of the Statement. Management has not yet determined the potential impact of this pronouncement on First Federal's financial statements.

                                   PART II


                              OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

                   Not applicable

ITEM 2.     CHANGES IN SECURITIES

                   Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                   Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   Not applicable

ITEM 5.    OTHER INFORMATION

                   Not applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                   Not applicable

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August 12, 1996                 By: /s/ J. William Plummer
                                           ---------------------------------
                                           J. William Plummer
                                           President



Date:  August 12, 1996                 By: /s/ Connie Ayres LaPlante
                                           ---------------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer