Form 10KSB
period 1996-09-30
FIRST FEDERAL BANCORP INC/OH/
filed 1996-12-27
CIK 885076

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1996
                          ------------------
      OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                       Commission File Number: 0-20380

                         FIRST FEDERAL BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Ohio                                 31-1341110
    -------------------------------            ----------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)


                 505 Market Street, Zanesville, Ohio  43701
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)

             Registrant's telephone number, including area code:
             ---------------------------------------------------
                               (614) 453-0606

         Securities registered pursuant to Section 12(b) of the Act:
                                    None
         -----------------------------------------------------------

         Securities registered pursuant to Section 12(g) of the Act:
                       Common stock, without par value
         -----------------------------------------------------------
                              (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X        No
                                 ---          ---

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ _X_ ]

      The issuer's revenues for its most recent fiscal year were $14,501,554.

      Based upon information regarding the average of the bid and asked price provided by The Nasdaq Stock Market, the aggregate market value of the voting shares held by nonaffiliates of the registrant on November 29, 1996, was $19,544,756.

      1,570,116 of the registrant's common shares were issued and outstanding on November 29, 1996.


                     DOCUMENTS INCORPORATED BY REFERENCE


      The following sections of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of First Federal Bancorp, Inc., are incorporated by reference into Part III of this Form 10-KSB:

      1.  Proposal One:  Election of Directors;

      2.  Compensation of Executive Officers and Directors; and

      3. Voting Securities and Ownership of Certain Beneficial Owners and Management.

Item 1.   Description of Business.

General

      First Federal Bancorp, Inc. ("Bancorp"), is a unitary savings and loan holding company organized under Ohio law. Through its wholly-owned subsidiary, First Federal Savings Bank of Eastern Ohio ("First Federal"), Bancorp is engaged in the savings and loan business in Ohio.

      First Federal is a stock federal savings bank that has served the Zanesville, Ohio, area for over 100 years. Originally organized as a mutual federal savings bank, First Federal completed its conversion from mutual to stock form on July 14, 1992 (the "Conversion"). The deposits of First Federal are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") in the Savings Association Insurance Fund (the "SAIF"). First Federal is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati and is subject to regulation and supervision by the Office of Thrift Supervision (the "OTS").

      First Federal is principally engaged in the business of making first mortgage loans secured by one-to-four family residential real estate located in First Federal's primary market area. First Federal also originates loans secured by multifamily real estate (over four units) and nonresidential real estate. The origination of consumer loans, particularly automobile loans, also constitutes a significant portion of First Federal's lending activities. Loan funds are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, FHLB advances, and loan repayments. In addition to originating loans, First Federal invests in U.S. government and agency obligations, interest-bearing deposits in banks, mortgage-backed securities and other investments permitted by applicable law.

      First Federal conducts business from its main office in Zanesville, Ohio, and from five full-service branch offices. Two of First Federal's branches are located in Zanesville. The other branches are located in Roseville, Coshocton and Newcomerstown, Ohio. First Federal's primary market area consists of the Ohio counties of Muskingum, Coshocton and Tuscarawas, in which the offices of First Federal are located, and the adjacent county of Perry.

      In addition to the historic financial information contained herein, the following discussion includes forward-looking statements that involve risks and uncertainties. Economic circumstances and Bancorp's operations and actual results could differ significantly from those discussed in those forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in Bancorp's general market area. See Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.


Selected Consolidated Financial Data

      The following table sets forth certain information concerning the consolidated financial condition and results of operations of First Federal as of and for the periods indicated:

Selected financial information                                     At or for the year ended September 30,
and other data                                              1996        1995        1994        1993        1992
                                                            ----        ----        ----        ----        ----
                                                              (Dollars in thousands except for per share data)

Total amount of:
  Assets                                                 $ 184,467   $ 171,624   $ 156,305   $ 146,048   $ 143,635
  Mortgage-backed securities                                 1,661       1,889       2,063       2,395       2,976
  Loans receivable - net                                   160,298     151,744     138,618     127,149     122,725
  Federal funds sold and other short-term investments        3,175         975         550           -         824
  Investment securities and FHLB stock                       6,478       6,502       6,233       5,638       7,215
  Deposits                                                 130,072     129,267     129,013     130,331     132,007
  Borrowed funds                                            37,970      27,600      14,625       3,225           -
  Stockholders' equity                                      13,998      12,745      11,484      11,231      10,005
Number of:
  Real estate loans outstanding                              3,008       2,675       2,655       2,642       2,620
  Consumer loans outstanding                                 5,189       4,938       4,735       4,483       4,430
  Deposit accounts                                          20,312      20,750      20,237      20,516      21,088
  Full service offices                                           6           6           6           6           6

Summary of operations                                       1996        1995        1994        1993        1992
                                                            ----        ----        ----        ----        ----
  Total interest income                                  $  13,630   $  12,205   $  10,052   $  10,805   $  12,365
  Total interest expense                                     7,099       6,452       4,575       5,206       7,003
                                                         ---------   ---------   ---------   ---------   ---------
  Net interest income                                        6,531       5,753       5,477       5,599       5,362
  Provision for loan losses                                    131          60         192         281         351
                                                         ---------   ---------   ---------   ---------   ---------
  Net interest income after
   provision for loan losses                                 6,400       5,693       5,285       5,318       5,011
  Noninterest income                                           871         766         731         765         750
  Noninterest expense                                        5,092       4,062       4,084       3,909       3,954
  Provision for loss on property held for sale                   -           -           -           -         548
                                                         ---------   ---------   ---------   ---------   ---------
  Income before federal income tax and cumulative
   effect of a change in accounting method                   2,179       2,397       1,932       2,174       1,259
  Provision for federal income taxes                           745         802         573         677         119
                                                         ---------   ---------   ---------   ---------   ---------
  Income before cumulative effect of a
   change in accounting method                               1,434       1,595       1,359       1,497       1,140
  Cumulative effect of change in accounting
   for income taxes                                              -           -        (360)          -           -
                                                         ---------   ---------   ---------   ---------   ---------
  Net income                                             $   1,434   $   1,595   $     999   $   1,497   $   1,140
                                                         =========   =========   =========   =========   =========

  Primary earnings per share before cumulative effect
   of a change in accounting method (1)                  $     .84   $     .97   $     .80   $     .88   $     .69
  Change in accounting method                                    -           -        (.21)          -           -
                                                         ---------   ---------   ---------   ---------   ---------
  Primary earnings per share                             $     .84   $     .97   $     .59   $     .88   $     .69
                                                         =========   =========   =========   =========   =========
  Fully diluted earnings per share before cumulative
   effect of a change in accounting method (1)           $     .84   $     .96   $     .79   $     .87   $     .69
  Change in accounting method                                    -           -        (.21)          -           -
                                                         ---------   ---------   ---------   ---------   ---------
  Fully diluted earnings per share                       $     .84   $     .96   $     .58   $     .87   $     .69
                                                         =========   =========   =========   =========   =========
  Cash dividend declared per share (1)                   $    0.21   $    0.18   $    0.14   $    0.09           -
  Weighted average common and
   common equivalent shares (2)
    Primary                                              1,697,094   1,640,194    1,695,948  1,706,096   1,651,700
    Fully diluted                                        1,716,515   1,660,670    1,702,556  1,710,692   1,651,700

____________________
<F1>  Information is not applicable to periods prior to July 14, 1992, the effective date of First Federal's conversion from mutual to stock form.
<F2>  On each of October 26, 1994, and November 6, 1996, the Board of
      Directors declared a stock dividend in the nature of a 2-for-1 stock split.  All earnings and dividends per share disclosures have been restated to reflect these stock dividends.

                                               At or for the year ended September 30,
                                            --------------------------------------------
Key Operating Ratios                        1996      1995      1994      1993      1992
                                            ----      ----      ----      ----      ----

Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and all
 interest-bearing liabilities) at end
 of period                                   3.71%     3.48%     3.73%     3.87%     4.14%
Average interest rate spread                 3.92      3.54      3.84      3.99      3.91
Net interest yield (net interest
 income divided by average interest-
 earning assets)                             4.04      3.70      3.99      4.15      3.67
Return on stockholders' equity (1)          10.65     13.14     12.57     14.00     17.06
Return on stockholders' equity (2)          10.65     13.14      9.24     14.00     17.06
Return on assets (3)                          .81       .96       .93      1.03      0.78
Return on assets (4)                          .81       .96       .68      1.03      0.78
Average interest-earning assets to
 average interest-bearing liabilities      102.79    103.90    104.69    104.12    101.34
Stockholders' equity to total assets at
 end of period                               7.59      7.43      7.35      7.69      6.97
Average stockholders' equity to average
 total assets                                7.65      7.33      7.51      7.36      4.57
Dividend payout                             25.00     18.75     24.57     10.35         -
Nonperforming assets ratio (total
 nonperforming assets divided by
 total assets) at end of period (5)           .28       .31       .46      1.68      1.87
General valuation allowance to net
 loans outstanding at end of period          0.75      0.76      0.57      0.52      0.71

____________________
<F1>  Net income before cumulative effect of change in accounting principle divided by average stockholders' equity.
<F2>  Net income divided by average stockholders' equity.
<F3>  Net income before cumulative effect of change in accounting principle divided by average total assets.
<F4>  Net income divided by average total assets.
<F5>  Nonperforming assets consist of nonaccruing loans, accruing loans which are past due 90 days or more, real estate owned and property held for future sale.


Lending Activities

      General. First Federal's primary lending activity is the origination of permanent loans and construction loans secured by one-to-four family homes located in First Federal's primary market area. Construction loans and permanent loans secured by multifamily properties containing five units or more and nonresidential properties are also offered by First Federal. In addition to mortgage lending, First Federal makes automobile loans and other consumer loans, including loans secured by deposit accounts, home equity lines-of-credit, home improvement loans and unsecured loans. First Federal's net loan portfolio was approximately $160.3 million at September 30, 1996, and constituted 87% of total assets.

      Loan Portfolio Composition. The following table presents certain information in respect of the composition of First Federal's loan portfolio at the dates indicated:

                                                               At September 30,
                                      -----------------------------------------------------------------
                                             1996                    1995                  1994
                                             ----                    ----                  ----
                                                 Percent                 Percent               Percent
                                                 of total                of total              of total
                                       Amount     loans       Amount      loans      Amount     loans
                                       ------    --------     ------     --------    ------    --------
                                                            (Dollars in thousands)

Type of Loan:
Real Estate Loans
  One-to-four family                  $ 99,496    59.57%     $ 97,347    62.55%     $ 90,092    62.96%
  Multifamily (over 4 units)             9,176     5.49         8,265     5.31         9,179     6.41
  Construction                           6,582     3.94         3,601     2.31         5,485     3.83
  Nonresidential real estate             8,505     5.09         7,285     4.68         5,699     3.98
Consumer Loans
  Automobile                            30,376    18.19        26,767    17.20        21,950    15.34
  Home equity                            3,767     2.25         4,136     2.66         3,466     2.42
  Home improvement                         662      .40           818      .52           713      .50
  Deposit account                          484      .29           298      .19           287      .20
  Education                                  -        -            31      .02         1,061      .74
  Other secured                          5,799     3.47         5,210     3.35         4,280     2.99
  Unsecured                                515      .31           339      .22           252      .18
Commercial                               1,663     1.00         1,544      .99           648      .45
                                      --------   ------      --------   ------      --------   ------
      Total loans                     $167,025   100.00%     $155,641   100.00%     $143,112   100.00%

Less:
  Undisbursed loans in process           5,105                  2,274                  3,207
  Net deferred origination fees
   (costs) and amortized discounts          11                    124                    267
  Allowance for loan losses              1,611                  1,499                  1,021
                                      --------               --------               --------
      Total loans - net               $160,298               $151,744               $138,617
                                      ========               ========               ========


      Loan Maturity Schedule. The following table sets forth certain information at September 30, 1996, regarding the net dollar amount of loans maturing in First Federal's portfolio, based on contractual terms to maturity:

                                                 Due during the years ending September 30,

                                                                     2001 to   2006 to    2011 and
                                 1997     1998     1999     2000       2005      2010    thereafter     Total
                                                             (In thousands)

Fixed-rate Loans:
  One-to-four family
   residential real estate      $   43   $   57   $   46   $   177   $   820   $ 1,365   $ 1,978      $  4,486
  Multifamily (over 4 units)         -       39        -        39       261       507         -           846
  Nonresidential real estate       516      277      158       236     1,738       306         -         3,231
  Consumer and other             3,177    2,794    5,969    23,362     3,481         -         -        38,783
                                ------   ------   ------   -------   -------   -------   -------      --------
      Total Fixed Rate          $3,736   $3,167   $6,173   $23,814   $ 6,300   $ 2,178   $ 1,978      $ 47,346
                                ======   ======   ======   =======   =======   =======   =======      ========

Adjustable-Rate Loans:
  One-to-four family
   residential real estate      $2,573   $   40   $   59   $   693   $ 7,091   $21,268   $69,868      $101,592
  Multifamily (over 4 units)         -        -       75         -       271     1,969     6,015         8,330
  Nonresidential real estate         3        5       99        79     1,012     1,480     2,596         5,274
  Consumer and other               511      598    1,746     1,591        37         -         -         4,483
                                ------   ------   ------   -------   -------   -------   -------      --------
      Total Adjustable-Rate     $3,087   $  643   $1,979   $ 2,363   $ 8,411   $24,717   $78,479      $119,679
                                ======   ======   ======   =======   =======   =======   =======      ========

All Loans:
  One-to-four family
   residential real estate      $2,616   $   97   $  105   $   870   $ 7,911   $22,633   $71,846      $106,078
  Multifamily (over 4 units)         -       39       75        39       532     2,476     6,015         9,176
  Nonresidential real estate       519      282      257       315     2,750     1,786     2,596         8,505
  Consumer and other             3,688    3,392    7,715    24,953     3,518         -         -        43,266
                                ------   ------   ------   -------   -------   -------   -------      --------
      Total All Loans           $6,823   $3,810   $8,152   $26,177   $14,711   $26,895   $80,457      $167,025
                                ======   ======   ======   =======   =======   =======   =======      ========


      One-to-Four Family Residential Real Estate Loans. The primary lending activity of First Federal has been the origination of permanent and construction loans secured by one-to-four family residences, primarily single-family residences, located within First Federal's primary market area. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

      OTS regulations limit the amount which First Federal may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, First Federal makes loans on one-to-four family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). The principal amount of any loan which exceeds an 80% LTV at the time of origination is usually covered by private mortgage insurance at the expense of the borrower.

      Adjustable-rate mortgage loans ("ARMs") are offered by First Federal for terms of up to 30 years. The interest rate adjustment periods on the residential ARMs are either one or three years. The maximum allowable adjustment at each adjustment date is usually 2% with a maximum adjustment of 6% over the term of the loan. The interest rate adjustments on one-year and three-year residential ARMs presently originated by First Federal are tied to changes in the weekly average yield on one- and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin, typically 275 to 300 basis points, to the index. From time to time, First Federal originates residential ARMs which have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level. First Federal attempts to reduce such risk by underwriting such loans at the fully-indexed rate. Most of the loans in First Federal's portfolio that were written at reduced rates have been through at least one adjustment cycle.

      Virtually all of the fixed-rate mortgage loans originated by First Federal, including loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"), are originated for sale. A majority of the fixed-rate residential real estate loans in First Federal's loan portfolio at September 30, 1996, were originated prior to 1981. See "Loan Originations, Purchases and Sales."

      First Federal's one-to-four family residential real estate loan portfolio, including loans for the construction of one-to-four family residences, was approximately $106.1 million at September 30, 1996, and represented 63.51% of total loans. There were no construction loans delinquent at September 30, 1996. See "Construction Loans."

      Multifamily Residential Real Estate Loans. In addition to loans on one-to-four family properties, First Federal makes adjustable-rate loans secured by multifamily properties containing over four units. Multifamily loans generally have terms of up to 25 years and a maximum loan-to-value ratio of 75%. First Federal does originate multifamily loans for up to 30 years or with an LTV of up to 80% if the creditworthiness of the borrower and the quality of the project justify such terms.

      Multifamily lending is generally considered to involve a higher degree of risk because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. First Federal attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. First Federal requires that the borrower submit rent rolls and financial statements annually to enable First Federal to monitor the loan.

      At September 30, 1996, loans secured by multifamily properties totaled approximately $9.1 million, or 5.49% of total loans. There were no multifamily real estate loans delinquent or included in classified assets at September 30, 1996.

      Construction Loans. First Federal offers loans to owner-occupants for the construction of single-family homes. Such loans are offered with adjustable-rates of interest and for terms of up to 30 years. The borrower pays interest only for the first six months while the residence is being constructed. At September 30, 1996, a total of $6.6 million, or approximately 3.94%, of First Federal's total loans, consisted of construction loans. First Federal currently has no multifamily, construction loans in its portfolio. First Federal has nonresidential real estate construction loans in its portfolio in the amount of $478,653.

      Construction loans, particularly for multifamily and nonresidential real estate projects, generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, First Federal would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. The principal amounts of individual loans for the construction of single-family residences typically do not exceed $200,000.

      Nonresidential Real Estate Loans. First Federal also makes loans secured by nonresidential real estate consisting of nursing homes, day care centers, churches, office properties and various retail and other income-producing properties. Such loans are typically made with adjustable-rates of interest for terms of up to 25 years.

      Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. First Federal has endeavored to reduce such risk by carefully evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

      Federal regulations limit the amount of nonresidential mortgage loans which an association can make to 400% of total capital. First Federal's nonresidential real estate loan portfolio at September 30, 1996, was equal to 60.76% of total capital at such date.

      At September 30, 1996, First Federal had a total of $8.5 million invested in nonresidential real estate loans. There were no nonresidential real estate loans delinquent at September 30, 1996. Such loans comprised approximately 5.09% of First Federal's total loans.

      Consumer Loans. First Federal makes various types of consumer loans, including automobile loans, loans made to depositors on the security of their deposit accounts, home improvement loans, home equity lines-of-credit, other secured loans and unsecured personal loans. Consumer loans, except home equity lines-of-credit, are generally made at fixed-rates of interest for terms of up to five years. Home equity lines-of-credit generally have interest rates which adjust monthly based on changes in the composite prime rate of 75% of the thirty largest U.S. banks, as reported by The Wall Street Journal.

      Automobile loans are originated by First Federal directly and indirectly in conjunction with automobile dealers in First Federal's primary market area. During 1996, approximately 60% of the automobile loans originated by First Federal were originated in conjunction with automobile dealers. When loans are originated in such manner, the dealer takes the loan application and receives a fee if the loan is approved by First Federal. Automobile loans are secured by the automobile purchased with the loan proceeds.

      At September 30, 1996, automobile loans totaled approximately $30.4 million, or 18.19% of total loans. This is an increase from $26.8 million, or 17.20% of total loans as of September 30, 1995. The change is due primarily to the increase in consumer demand for new automobiles and the loans associated therewith.

      Home equity lines-of-credit are originated for terms of up to five years. Such loans are secured by a first or second mortgage on the borrowers' principle residence. First Federal originates home equity lines-of-credit based on a combined LTV of not more than 80% for the first mortgage, if any, and the line-of-credit. Home equity lines-of-credit totaled $3.8 million, or 2.25% of First Federal's total loans, at such date.

      Home improvement loans are made for terms of up to five years, typically at fixed rates of interest. Such loans are usually secured by a second mortgage on the property being improved.

      When colleges were given the authority to make Guaranteed Student Loans, First Federal decided to eliminate this product and sell its education loans to the Student Loan Funding Corporation. In June of 1995, the sale of the student loans for 100% of the outstanding principal, which was $1.2 million, was completed and resulted in a gain on the sale of $19,000.

      Consumer loans, particularly consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, may entail greater risk than do residential mortgage loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The cost of collecting a remaining deficiency is often disproportionate to the amount of the deficiency. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and are, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Despite the increased risks associated with consumer lending, consumer loans typically provide a higher rate of return than real estate loans and have shorter terms to maturity, thereby assisting First Federal in managing the interest rate sensitivity of its assets and liabilities.

      At September 30, 1996, First Federal had approximately $43.3 million, or 25.91% of total loans, invested in consumer loans. Such amount complied with federal regulations limiting the aggregate amount of consumer loans in which a savings association can invest. There were consumer loans with aggregate balances of $788,000 delinquent at September 30, 1996.

      Commercial Loans. Commercial loans totaled $1.6 million. First Federal has a new and used car floor-planning program for a local car dealer with a balance of $1.3 million at September 30, 1996. The floor-plan loan is secured by the title of the cars as well as the real estate. First Federal currently has one other commercial loan in its portfolio. Such loan is a secured line-of-credit with a maximum principal amount of $400,000. First Federal intends to originate commercial loans on a very select basis in the future.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by First Federal's lending staff and walk-in customers. First Federal utilizes loan solicitors for FHA and VA loans, which are originated for sale.

      Conventional mortgage loan applications are taken by one of First Federal's branch managers or loan personnel. First Federal obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of all necessary information on the credit history of the borrower, the application for a loan over $50,000 is submitted to the President and the principal lending officer of First Federal for approval. Loans for more than $200,000 must be approved by the Loan Committee of the Board of Directors.

      If a mortgage loan application is approved, an attorney's opinion of title is obtained on the real estate which will secure the mortgage loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name First Federal as an insured mortgagee.

      The procedure for approval of construction loans is the same as for residential mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. First Federal also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

      Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

      Loan Originations, Purchases and Sales. During the past several years, First Federal has been actively originating new fixed-rate and adjustable-rate loans. Adjustable-rate loans originated by First Federal are generally held in First Federal's loan portfolio. FHA and VA fixed-rate loans are originated on behalf of First Federal by two loan origination agents and are sold by First Federal through the Ohio Housing Authority or to a mortgage company. First Federal receives a fee of 1.0% to 2.0% of the principal amount of each FHA and VA loan originated. First Federal generally does not retain servicing rights on FHA and VA loans sold.

      Prior to 1992, virtually all conventional residential fixed-rate loans made by First Federal were originated in conjunction with unaffiliated mortgage companies. First Federal originated such loans pursuant to a commitment from a mortgage company to fund the loan or to purchase the loan after it was funded by First Federal. First Federal received a fee, typically 1.50% of the principal amount of the loan. First Federal originated fixed-rate loans in conjunction with mortgage companies because the volume of such loans was not sufficient for First Federal to sell them profitably directly in the secondary market. The volume of fixed-rate mortgage loans originated recently by First Federal has increased to such a level that in 1993 First Federal commenced originating such loans directly and selling them in the secondary market. First Federal retains servicing on loans sold in such manner, from which it derives servicing income. The risk of loss associated with the sale of fixed-rate loans increases as a result of the absence of a commitment for the purchase of a loan at the time a loan is originated. First Federal sells loans on a per loan basis in an attempt to minimize risk.

      Prior to 1986, First Federal purchased whole loans and participation interests in loans secured by real estate outside First Federal's primary market area. At September 30, 1996, First Federal's loan portfolio included participation interests in loans having an aggregate book value of $585,000. Loan participations account for 6.34% of First Federal's aggregate classified assets and nonperforming assets at such date. See "Delinquent Loans, Nonaccruing Loans and Classified Assets."

      The following table presents First Federal's mortgage loan origination, purchase and sale activity for the periods indicated:

                                         Year ended September 30,
                                       -----------------------------
                                        1996       1995       1994
                                        ----       ----       ----
                                          (Dollars in thousands)

Loans originated:
  Adjustable-rate:
    Real estate:
      One-to-four family               $30,729    $18,204    $26,619
      Multifamily                          748        274         90
      Nonresidential                       580      2,763        532
      Consumer                           9,358      7,557      3,045
                                       -------    -------    -------
        Total adjustable-rate loans    $41,415    $28,798    $30,286
                                       -------    -------    -------
  Fixed-rate:
    Real estate:
      One-to-four family (1)           $ 7,229    $ 3,471    $ 4,238
      Multifamily                            -          -          -
      Nonresidential                       130        203          -
      Consumer                          24,071     22,215     19,931
                                       -------    -------    -------
        Total fixed-rate loans         $31,430    $25,889    $24,169
                                       -------    -------    -------

        Total loans originated         $72,845    $54,687    $54,455
                                       -------    -------    -------

Loans sold                               6,763      4,306      4,442
                                       -------    -------    -------

Principal repayments (2)                54,698     37,852     37,018
                                       -------    -------    -------

        Total reductions                61,461     42,158     41,460
                                       -------    -------    -------

Change in other items - net (3)         (2,830)       598     (1,527)
                                       -------    -------    -------

        Net increase                   $ 8,554    $13,127    $11,468
                                       =======    =======    =======

____________________
<F1>  Includes construction loans.
<F2>  Includes advances drawn, repayments on lines-of-credits and transfers to real estate owned.
<F3>  Consists of loans in process, net deferred origination costs and unamortized discounts and allowance for loan losses.


      Federal regulations limit the amount of loans which an association can make to any one borrower. Under OTS regulations, the aggregate amount of loans which First Federal may make to any one borrower (including related entities), with certain exceptions, is limited in general to 15% of First Federal's total capital for risk-based capital purposes plus any additional loan reserves not included in total capital (collectively "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by "readily marketable collateral." Real estate is not "readily marketable collateral." In addition, the regulations require that loans to certain related or affiliated borrowers be aggregated for purposes of such limits.

      Based on such limits, First Federal was able to lend approximately $2.1 million to any one borrower at September 30, 1996. The largest amount First Federal had outstanding to one borrower was $1.8 million. Such loan was secured by commercial real estate and was current at September 30, 1996. See "REGULATION - OTS Regulations -- Lending Limits."

      Loan Origination and Other Fees. First Federal realizes loan origination fee and other fee income from its lending activities and also realizes income from late payment charges, application fees and fees for other miscellaneous services. Loan origination fees, or "points", are paid by borrowers for mortgage loans.

      Loan origination fees and other fees are a volatile source of income, varying with the volume of lending and economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 as an adjustment to yield over the life of the related loan.

      Delinquent Loans, Nonaccruing Loans and Classified Assets. When a borrower fails to make a required payment on a loan, First Federal attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly.

      For mortgage loans, a notice is mailed to the borrower after a payment is 15 days past due and a late penalty is assessed against the borrower at such time. After a payment is 30 days past due, First Federal's collections department will contact the borrower by telephone or letter. After a payment is 90 days past due, First Federal sends the borrower a demand letter. In addition, when a loan becomes delinquent more than 90 days, an appraisal of the security is performed by First Federal's staff appraiser. If the appraisal indicates that the value is less than the book value of the loan, a valuation allowance is established for such loan.

      When deemed appropriate by management, First Federal institutes action to foreclose on the real estate or to acquire the real estate by deed in lieu of foreclosure. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by First Federal.

      Real estate acquired by First Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is so acquired, it is recorded by First Federal at estimated fair value of the property less estimated costs to sell at the date of acquisition, and any write-down resulting therefrom is charged to the book balance of the property. Interest accrual, if any, ceases no later than the date of acquisition of the real estate and all costs incurred from such date in maintaining the property are expensed. Costs relating to the development and improvement of the property are capitalized to the extent they increase the fair value.

      In the case of delinquencies on consumer loans, the borrower is contacted after a payment is ten days past due and a late penalty is assessed. When a consumer loan secured by an automobile or other collateral becomes more than 90 days past due, an estimate is made of the value of the collateral. If the estimate of value indicates that the value of the collateral is less than the book value of the loan, a valuation allowance is established.

      The following table reflects the amount of loans in a delinquent or nonperforming status as of the dates indicated:

                                                                   At September 30,
                                            ------------------------------------------------------------------
                                                  1996                   1995                   1994
                                                  ----                   ----                   ----
                                                     Percent of             Percent of             Percent of
                                            Amount   total loans   Amount   total loans   Amount   total loans
                                            ------   -----------   ------   -----------   ------   -----------
                                                                (Dollars in thousands)

Real estate loans delinquent for:
  30 to 59 days                             $1,831   1.10%         $2,844   1.83%         $2,679   1.87%
  60 to 89 days                                372   0.22             129   0.08             175   0.12
  90 or more days                              337   0.20             442   0.28             488   0.34
                                            ------   ----          ------   ----          ------   ----
      Total delinquent real estate loans    $2,540   1.52          $3,415   2.19          $3,342   2.33
                                            ------   ----          ------   ----          ------   ----

Consumer loans delinquent for:
  30 to 59 days                                386   0.23             208   0.13             121   0.08
  60 to 89 days                                188   0.11             121   0.08              28   0.01
  90 or more days                              214   0.13              96   0.06             112   0.08
                                            ------   ----          ------   ----          ------   ----
      Total delinquent consumer loans          788   0.47             425   0.27             261   0.17
                                            ------   ----          ------   ----          ------   ----
      Total delinquent loans                $3,328   1.99%         $3,840   2.46%         $3,603   2.50%
                                            ======   ====          ======   ====          ======   ====


      Each consumer loan which is delinquent 90 days or more and each real estate loan which is delinquent 120 days or more is reviewed by one of First Federal's loan officers to assess the collectibility of the loan. If the loan is deemed to be uncollectible, First Federal ceases to accrue interest on the loan.

      The following table sets forth information with respect to the accrual and nonaccrual status of First Federal's loans which are 90 days or more past due and other nonperforming assets as of the dates indicated:

                                                      September 30,
                                                 ----------------------
                                                 1996     1995     1994
                                                 ----     ----     ----
                                                 (Dollars in thousands)

Loans accounted for on a non-accrual basis:
  Real estate:
    Residential                                  $ 211    $ 264    $ 415
    Nonresidential                                   -        -        -
    Consumer                                       175       96      152
                                                 -----    -----    -----
      Total nonaccrual loans                     $ 386    $ 360    $ 567
                                                 -----    -----    -----

Accruing loans which are contractually
 past due 90 days or more:
  Real estate:
    Residential                                  $ 126    $ 178    $ 153
    Nonresidential                                   -        -        -
    Consumer                                         -        -        -
                                                 -----    -----    -----
      Total accruing loans which are 90 days
       past due                                  $ 126    $ 178    $ 153
                                                 -----    -----    -----
      Total nonaccrual loans and accruing
       loans which are 90 days past due          $ 512    $ 538    $ 720
                                                 =====    =====    =====

Percentage of total loans                         0.31%    0.35%    0.52%
                                                 =====    =====    =====

Other nonperforming assets - net (1)             $   0    $   0    $   0
                                                 =====    =====    =====

____________________
<F1>  Consists of REO, property held for future sale and First Federal's investment in a joint venture.


      During the year ended September 30, 1996, $42,784 of interest income would have been recorded on nonaccruing loans had such loans been accruing and $23,669 of interest income on those loans was included in net income for the period. During the periods shown, First Federal had one restructured loan within the meaning of SFAS No. 15. On April 28, 1994, new owners of a health club in Central Ohio assumed mortgage loans which were contractually delinquent and had balances of $496,958 and $5,957. An additional $26,500 was advanced to the new owners, increasing the first mortgage indebtedness to $523,458, at a 9% interest rate, the purpose of which was to pay outstanding obligations of the health club. A secured commercial line-of-credit, at prime rate plus two percent, in the amount of $25,000 was also made available at the time of the assumption to provide a contingency fund for unexpected expenses associated with the continued operation of the facility. All indebtedness is corporately guaranteed. The new owner owns and/or operates several health clubs in the Central and Northern Ohio areas and is believed to possess the necessary resources and expertise to make the health club a profitable venture. There is also a limited guarantee of up to $131,000 by the principals of the corporation.

      Interest on the assumed debts began accruing as of the date of the assumption with monthly principal and interest payments deferred until October 1, 1994. The deferral was to allow the new owners a window of time to make necessary improvements to the facility and its operations in order to reverse the declining membership. The entire loan balance assumed, including the additional advance and the line-of credit, totaling $535,228 is due in full on May 1, 1999.

      There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

      OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

      It is First Federal's policy to classify nonaccrual loans and accruing loans which are 90 days or more delinquent. When a loan becomes 90 days or more delinquent it is classified as "substandard" regardless of the value of the collateral securing the loan. If the collateral value is less than the book value, a specific valuation allowance is established for the difference. When a "substandard" loan is brought current, it is placed in the "special mention" category until the borrower has demonstrated to management's satisfaction his ability to perform his obligation under the loan. At such time, the loan is removed from "special mention." Other assets, including REO and property held for future sale, are also classified if they possess weaknesses that warrant the classification of such assets. Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:

                                      At September 30,
                                 --------------------------
                                  1996      1995      1994
                                  ----      ----      ----
                                   (Dollars in thousands)

Classified assets
  Substandard                    $1,006    $1,702    $2,730
  Doubtful                            -         -         -
  Loss                              414       345       232
                                 ------    ------    ------
      Total classified assets    $1,420    $2,047    $2,962
                                 ======    ======    ======

      Assets classified as substandard or doubtful require First Federal to establish prudent general allowances for loan losses. If an asset, or portion thereof, is classified as loss, First Federal must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. First Federal maintains an allowance for loan losses with respect to loans that are classified and an allowance for loss on property held for future sale for other classified assets.

      First Federal sets up a specific reserve for the entire balance of repossessed cars at the time of repossession. That reserve is reversed at the time of the sale of the car and the loss from the sale is recorded.

      The Savings Bank maintains an allowance for losses on loans and on real estate owned. The allowance for losses on loans and on real estate owned was $1,611,000 at September 30, 1996, compared to $1,499,000 at September 30, 1995. During the twelve-month period ended September 30, 1996, the Savings Bank recorded net charge-offs of $19,000 compared to net recoveries of $418,000 during the same period of 1995. The recovery of $431,000 during the March 31, 1995, six-month period was the result of a $428,000 recovery from the sale of the Gates of Arlington property, which was retained in the allowance for loan losses. The provisions for loan losses during the twelve-month periods ended September 30, 1996, and 1995, were $131,000 and $60,000 respectively.

      The Savings Bank classified no loans meeting the definition of impaired during the quarter ended September 30, 1996.

      The following table sets forth an analysis of First Federal's allowance for loan losses allocated by type of loan:

                                            At September 30,
                  ---------------------------------------------------------------------------------
                       1996                       1995                         1994
                       ----                       ----                         ----
                           Percent of loans            Percent of loans            Percent of loans
                            in category to              in category to              in category to
                  Amount      total loan      Amount      total loans     Amount      total loans
                  ------   ----------------   ------   ----------------   ------   ----------------
                                (Dollars in thousands)

Mortgage loans    $  521        74.05%        $  566        74.85%        $  518        77.18%
Consumer loans       640        25.95            498        25.15            421        22.82
Unallocated          450            -            435            -             82            -
                  ------       ------         ------       ------         ------       ------
      Total       $1,611       100.00%        $1,499       100.00%        $1,021       100.00%
                  ======       ======         ======       ======         ======       ======

      The allocation of the allowance does not restrict the ability of First Federal to utilize such allocated amounts for other types of loans.

      The amount of the unallocated portion of First Federal's loan loss allowance is based on its historical five-year average loss experience for various types of mortgage and consumer loans which are not classified assets, the level of classified assets, general economic conditions and other variables. Unallocated reserves for assets classified "substandard" are established as follows: (1) 5.0% for one-to-four family mortgage loans classified substandard; and (2) 10% for all other assets classified substandard. For assets for which a specific reserve has been established for the portion of the asset classified "loss," general valuation allowances are typically not established for the balance of the asset classified "substandard." At September 30, 1996, First Federal had no assets classified "doubtful." First Federal's loan loss allowance at September 30, 1996, is considered by management to be adequate.

Investment Activities

      OTS regulations require that First Federal maintain a minimum amount of liquid assets, which may be invested in United States Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. First Federal is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. In recent periods, First Federal has maintained liquid assets in an amount between 5% and 8% of total assets.

      The following table sets forth an analysis of First Federal's investment portfolio at the dates indicated:

                                                              At September 30,
                                      ------------------------------------------------------------------
                                           1996                   1995                   1994
                                           ----                   ----                   ----
                                      Book      Percent of   Book      Percent of   Book      Percent of
                                      value       total      value       total      value       total
                                      -----     ----------   -----     ----------   -----     ----------
                                                           (Dollars in thousands)

Interest-bearing deposits
 in other banks                       $3,175    100.00%      $  975    100.00%      $  550    100.00%
                                      ======    ======       ======    ======       ======    ======
Investment securities:
  U.S. Government securities and
   agency obligations                 $4,321     53.09%      $4,621     55.07%      $5,182     62.46%
  Obligations of State and
   political subdivisions                227      2.79          246      2.93           43      0.52
                                      ------    ------       ------    ------       ------    ------
      Subtotal                         4,548     55.88        4,867     58.00        5,225     62.98
                                      ------    ------       ------    ------       ------    ------
FHLB stock                             1,930     23.71        1,635     19.49        1,008     12.15

Mortgage-backed securities:
  FNMA certificates                      680      8.35          748      8.91          794      9.57
  FHLMC certificates                      29       .36           37       .44           47       .56
  GNMA certificates                      952     11.70        1,104     13.16        1,222     14.74
                                      ------    ------       ------    ------       ------    ------
      Subtotal                         1,661     20.41        1,889     22.51        2,063     24.87
                                      ------    ------       ------    ------       ------    ------
      Total                           $8,139    100.00%      $8,391    100.00%      $8,296    100.00%
                                      ======    ======       ======    ======       ======    ======
Average remaining life of
 investment securities and
 mortgage-backed securities              3.83 years             6.00 years             7.06 years
Adjusted weighted average
 maturity of investment securities       1.7 months             4.7 months            11.3 months


      The composition and maturities of First Federal's investment securities and mortgage-backed securities are indicated in the following table:

                                                         At September 30, 1996
                               -----------------------------------------------------------------------------
                               Less than      1 to 5      5 to 10        Over          Total investment
                                 1 year       years        years       10 years           securities
                               ----------   ----------   ----------   ----------   -------------------------
                               Book value   Book value   Book value   Book value   Book value   Market value
                               ----------   ----------   ----------   ----------   ----------   ------------
                                                        (Dollars in thousands)

U.S. Government securities
 and agency obligations        $3,223       $1,098       $   -        $    -       $4,321       $4,319
Obligation of State and
 political subdivisions             -            -         188            39          227          227
Mortgage-backed securities          -            -         175         1,486        1,661        1,658
                               ------       ------       -----        ------       ------       ------
Total investment securities    $3,223       $1,098       $ 363        $1,525       $6,209       $6,204
                               ======       ======       =====        ======       ======       ======
Weighted average yield           5.51%        5.65%       7.52%         7.01%        6.11%           -


Deposits and Borrowings

      General. Deposits have traditionally been the primary source of First Federal's funds for use in lending and other investment activities. In addition to deposits, First Federal derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. Borrowings from the FHLB of Cincinnati have been used to compensate for reductions in the availability of funds from other sources.

      Deposits. Deposits are attracted principally from within First Federal's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, regular passbook and statement savings accounts, term certificate accounts and retirement savings plans. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of First Federal based on First Federal's liquidity requirements, growth goals and interest rates paid by competitors. First Federal does not use brokers to attract deposits.

      First Federal's deposits were represented by the various types of savings programs described in the following table, at the dates indicated:

                                                                        At September 30,
                                            --------------------------------------------------------------------------------
                                                  1996                        1995                        1994
                                                  ----                        ----                        ----
                                                        Percent of                  Percent of                  Percent of
                                            Amount    total deposits    Amount    total deposits    Amount    total deposits
                                            ------    --------------    ------    --------------    ------    --------------
                                                                    (Dollars in thousands)

NOW accounts:
  Noninterest bearing                      $  3,978          3%        $  3,170          2%        $  4,197          3%
  Money market                               22,307         17           20,266         16           22,903         18
Passbook and statement savings accounts      28,330         22           29,589         23           32,525         25
                                           --------        ---         --------        ---         --------        ---
  Total transaction accounts                 54,615         42           53,025         41           59,625         46
                                           --------        ---         --------        ---         --------        ---
Certificates of deposit:
  Negotiated rate certificates                5,466          4            5,385          4            1,175          1
  Money market certificates:
    3 to 6 months                             7,141          5            8,408          7           13,565         11
    12 to 23 months                           8,793          7            3,943          3            6,930          5
    2 to 2-1/2 years                          9,078          7           11,338          9           19,793         15
    3 to 3-1/2 years                         38,766         30           41,544         32           23,562         18
    4 to 4-1/2 years                            210          -              289          -              340          -
    5 years and greater                       5,633          5            4,979          4            3,718          4
                                           --------        ---         --------        ---         --------        ---
  Total certificates of deposit              75,087         58           75,886         59           69,083         54
                                           --------        ---         --------        ---         --------        ---
Christmas club and other
 noninterest bearing accounts                   370          -              356          -              305          -
                                           --------        ---         --------        ---         --------        ---
  Total deposits                           $130,072        100%        $129,267        100%        $129,013        100%
                                           ========        ===         ========        ===         ========        ===

The following table presents the time deposits in First Federal classified by rates as of the dates indicated:

                       Year ended September 30
                     --------------------------
                     1996       1995       1994
                     ----       ----       ----
                       (Dollars in thousands)

Less than 6%        $63,901    $50,422    $66,123
6 - 6.99%             9,719     23,695        691
7 - 7.99%               539        764      1,096
8 - 8.99%               581        678        856
Greater than 9%         347        327        317
                    -------    -------    -------
                    $75,087    $75,886    $69,083
                    =======    =======    =======

      The following table presents the amount and remaining maturities of time deposits at September 30, 1996:

                                                  Amount Due
                         ------------------------------------------------------------
                          Up to     Over one year    Over 3 years     Over
      Rate               one year    to 3 years       to 5 years     5 years    Total
      ----               --------   -------------    ------------    -------    -----
                                     (Dollars in thousands)

Total amount maturing    $46,176      $25,125           $3,601        $ 185     $75,087
Weighted average rate       5.22%        5.60%            6.61%        7.37%       5.42%


      The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1996, and September 30, 1995:


        Maturity              At September 30, 1996     At September 30, 1995
        --------              ---------------------     ---------------------
                                          (Dollars in thousands)

Three months or less                $ 2,206                    $ 1,953
Over 3 months to 6 months             3,200                      3,181
Over 6 months to 12 months            2,409                      2,798
Over twelve months                    4,021                      3,085
                                    -------                    -------
Total                               $11,836                    $11,017
                                    =======                    =======

      The following table presents First Federal's deposit account balance activity for the periods indicated:

                                                   Year ended September 30
                                           ------------------------------------
                                              1996          1995         1994
                                              ----          ----         ----
                                                    (Dollars in thousands)

Beginning balance                          $ 129,267     $ 129,013    $ 130,331
Deposits                                     321,320       309,913      357,002
Withdrawals                                 (324,469)     (312,968)    (361,503)
Interest credited                              3,954         3,309        3,183
                                           ---------     ---------    ---------
Ending balance                               130,072       129,267      129,013
                                           ---------     ---------    ---------
  Net increase (decrease) in deposits      $     805     $     254    $  (1,318)
                                           =========     =========    =========
Percent increase (decrease) in deposits          .62%          .20%       (1.01)%


      Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, First Federal is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - Office of Thrift Supervision -- Qualified Thrift Lender Test." If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets.

      The following table presents the maximum amount of First Federal's FHLB advances outstanding at September 30, 1996, 1995 and 1994, and the average aggregate balances of FHLB advances outstanding during the years ended September 30, 1996, 1995 and 1994:

                                                  At or for the
                                              year ended September 30
                                       -------------------------------------
                                        1996           1995           1994
                                        ----           ----           ----
                                              (Dollars in thousands)

Maximum amount of FHLB advances
 outstanding during period             $37,970        $32,132        $15,125
Average amount of FHLB advances
 outstanding during period              30,334         27,143          4,851
Amount of FHLB advances outstanding
 at end of period                       37,970         27,600         14,625
Weighted average interest cost of
 FHLB advances during period based
 on month-end balances                    5.88%          6.17%          2.54%


      First Federal had variable-rate advances with original maturities of less than 90 days totaling $21,970 at 5.45% interest rate at September 30, 1996. Fixed-rate long-term advances with a 6.48% weighted average consisted of the following by scheduled maturity:

                                       As of September 30, 1996
                                       ------------------------
                                                     Weighted
                                       Amount      Average Rate
                                       ------      ------------

One year or less                       $24,970        5.52%
More than one year through 3 years     $ 3,000        6.41%
More than 3 years through 5 years      $ 3,000        6.35%
More than 5 years through 10 years     $ 7,000        6.75%


Yields Earned and Rates Paid

      The following table sets forth, for the periods and at the dates indicated, the weighted average yields earned on First Federal's interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, the interest rate spread and the net interest yield on interest-earning assets. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                                                  Year ended September 30,
                                                                  1996      1995      1994
                                                                  ----      ----      ----


Weighted average yield on loan portfolio                          8.58%     7.97%     7.49%
Weighted average yield on mortgage-backed securities              5.92      6.82      6.69
Weighted average yield on investments                             5.62      5.39      4.01
Weighted average yield on all interest-earning assets             8.43      7.85      7.35

Weighted average rate paid on deposits                            4.26      3.90      3.53
Weighted average rate paid on FHLB advances                       5.55      6.17      2.54
Weighted average rate paid on all interest-bearing liabilities    4.51      4.31      3.49

Interest rate spread (spread between weighted average rate
 on all interest-earning assets and all interest-bearing
 liabilities)                                                     3.92      3.54      3.84
Net interest yield (net interest income as a percentage of
 average interest-earning assets)                                 4.04      3.70      3.99


      The following table sets forth certain information relating to First Federal's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from month-end balances, which include nonaccruing loans in the loan portfolio net of the allowance for loss. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                                                  Year ended September 30,
                                ----------------------------------------------------------------------------------------------
                                            1996                            1995                             1994
                                -----------------------------	------------------------------   -----------------------------
                                  Average    Interest             Average    Interest              Average    Interest
                                outstanding   earned/  Yield/   outstanding   earned/   Yield/   outstanding   earned/  Yield/
                                  balance      paid     rate      balance      paid      rate      balance      paid     rate
                                -----------  --------  ------   -----------  --------  -------   -----------  --------  ------
                                                                   (Dollars in thousands)

Interest-earning assets:
  Loans receivable-net (1)      $153,277     $13,153   8.58%    $147,451     $11,746   7.97%     $129,189     $ 9,671   7.49%
  Mortgage-backed securities       1,773         105   5.92        1,965         134   6.82         2,196         147   6.69
  Interest-bearing deposits
 in FHLB                           2,385         121   5.07        1,993          40   2.00         1,414           6    .42
  Investment securities            4,248         252   5.93        4,037         285   7.06         4,402         228   5.18
                                --------     -------            --------     -------             --------     -------
Total interest-earning assets   $161,683     $13,631   8.43     $155,446     $12,205   7.85      $137,201     $10,052   7.35
                                ========     =======            ========     =======             ========     =======

Interest-bearing liabilities:
  Certificates of deposit       $ 76,379     $ 4,223   5.53     $ 70,316     $ 3,559   5.06      $ 70,076     $ 3,153   4.50
  Passbook accounts               28,721         706   2.46       30,755         757   2.46        33,299         803   2.41
  NOW accounts                    21,857         485   2.22       21,392         460   2.15        22,830         496   2.17
  FHLB advances                   30,334       1,685   5.55       27,143       1,676   6.17         4,851         123   2.54
                                --------     -------            --------     -------             --------     -------
  Total interest-bearing
   liabilities                  $157,291     $ 7,099   4.51     $149,606     $ 6,452   4.31      $131,056     $ 4,575   3.49
                                ========     =======            ========     =======             ========     =======
Net interest income; interest
 rate spread                                 $ 6,532   3.92                  $ 5,753   3.54                   $ 5,477   3.84
                                             =======                         =======                          =======
Net interest yield (2)                                 4.04                            3.70                             3.99
Average interest-earning
 assets to average interest-
 bearing  liabilities             102.79%                         103.90%                          104.69%

____________________
<F1>  Includes nonaccrual loans.
<F2>  Net interest yield is net interest income divided by average interest-
      earning assets.


      First Federal's interest rate spread is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset values to changes in interest rates. The management and Board of Directors of First Federal attempt to manage First Federal's exposure to interest rate risk in a manner to maintain the projected four-quarter percentage change in net interest income and the projected change in the market value of portfolio equity within the limits established by the Board of Directors, assuming a permanent and instantaneous parallel shift in interest rates.

      As a part of its effort to monitor its interest rate risk, First Federal reviews the reports of the OTS which set forth the application of the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations to the assets and liabilities of First Federal. Although First Federal is not currently subject to the NPV regulation because such regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%, the application of the NPV methodology may illustrate First Federal's interest rate risk.

      Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (1 basis point equals
 .01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease more than 2% of the present value of the institution's assets with either an increase or a decrease in market rates, the institution must deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk-based capital. See "Liquidity and Capital Resources" in the Annual Report to Shareholders.

      Presented below, as of September 30, 1996, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.

      As illustrated in the table, NPV is moderately sensitive to both rising and declining rates. Differences in sensitivity occur principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, the amount of interest First Federal would receive on its loans would increase slowly as variable-rate loans are repriced upward and as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest First Federal would pay on its deposits would increase because First Federal's deposits generally have shorter periods to repricing. Assumptions used in calculating the amounts in this table are OTS assumptions.

                               September 30, 1996
                             ----------------------
Change in Interest Rate      $ Change      % Change
    (Basis Points)            In NPV        in NPV
-----------------------      --------      --------
                             (Dollars in thousands)

        +400                 (3,701)         (19)%
        +300                 (2,036)         (11)
        +200                   (720)          (4)
        +100                      4            0
           0                      0            0
        -100                   (596)          (3)
        -200                 (1,405)          (7)
        -300                 (1,488)          (8)
        -400                 (1,170)          (6)


      As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit may deviate significantly from those assumed in making the risk calculations.

      In the event that interest rates rise from the recent low levels, First Federal's net interest income could be expected to be positively affected, although rising interest rates could negatively affect First Federal's earnings due to diminished loan demand. In the event that interest rates decline from recent levels, First Federal's net interest income could be expected to be negatively affected.

      The following table sets forth the average outstanding balances of First Federal's noninterest-earning assets and liabilities for the periods indicated:

                                                  Year ended September 30,
                                                ----------------------------
                                                 1996       1995       1994
                                                 ----       ----       ----
                                                      (In thousands)
Noninterest-earning assets:
  REO                                           $   16     $    -     $  733
  Fixed assets                                   5,355      2,918      2,439
  Other assets                                   2,533      2,166      1,554
                                                ------     ------     ------

      Total noninterest-earning assets          $7,904     $5,084     $4,726
                                                ======     ======     ======

Noninterest-bearing liabilities:
  Noninterest-bearing NOW accounts              $3,945     $2,893     $3,307
  Other liabilities                              2,561      2,078      2,000
                                                ------     ------     ------

      Total noninterest-bearing liabilities     $6,506     $4,971     $5,307
                                                ======     ======     ======

      The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected First Federal's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate:


                                                            Year ended September 30,
                                    ---------------------------------------------------------------------------
                                        1996 vs. 1995            1995 vs. 1994            1994 vs. 1993
                                     Increase (Decrease)      Increase (Decrease)      Increase (Decrease)
                                           due to                   due to                   due to
                                    Volume   Rate   Total    Volume   Rate   Total    Volume    Rate      Total
                                    ------   ----   -----    ------   ----   -----    ------    ----      -----
                                                                 (In thousands)

Interest income attributable to:
  Loans receivable                  $479     $928   $1,407   $1,428   $647   $2,075   $ 331    $  (971)   $(640)
  Mortgage-backed securities         (12)     (17)     (29)     (16)     3      (13)    (31)       (21)     (52)
  Investment securities               34       14       48        9     82       91     (50)       (11)     (61)
                                    ----     ----   ------   ------   ----   ------   -----    -------    -----
  Total interest income             $501     $925   $1,426   $1,421   $732   $2,153   $ 250    $(1,003)   $(753)
                                    ====     ====   ======   ======   ====   ======   =====    =======    =====
Interest expense attributable to:
  Deposits                          $181     $457   $  638   $ (128)  $452   $  324   $(114)   $  (637)   $(751)
  FHLB advances                       62      (53)       9    1,185    368    1,553     125         (5)     120
                                    ----     ----   ------   ------   ----   ------   -----    -------    -----
  Total interest expense            $243     $404   $  647   $1,057   $820   $1,877   $  11    $  (642)   $(631)
                                    ====     ====   ======   ======   ====   ======   =====    =======    =====
Increase in net interest
 income                                             $  779                   $  276                       $(122)
                                                    ======                   ======                       =====


Competition

      First Federal competes for deposits with other savings associations, savings banks, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, First Federal competes with other savings associations, savings banks, commercial banks, consumer finance companies, credit unions, leasing companies and other lenders.
First Federal competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

      There is only one other thrift institution which has its principal offices in Muskingum County, Ohio, but several other savings associations and commercial banks have offices in First Federal's primary market area.
Of the seven banks and thrifts which have offices in Muskingum County, First Federal ranks approximately fourth in deposit share with 12.92% of the savings market in the 1995 calendar year, and ranks first in residential real estate originations for purchase of residential property with 20.00% of the mortgage loan originations for the 1996 fiscal year.

      The number and size of financial institutions competing with First Federal is also likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate branching by federal savings associations and national banks. Such increased competition may have an adverse effect upon First Federal.

Personnel

      As of September 30, 1996, First Federal had 65 full-time employees and 16 part-time employees. First Federal believes that relations with its employees are excellent. First Federal offers health and life insurance benefits. None of the employees of First Federal are represented by a collective bargaining unit.

                                 REGULATION

General

      As a savings and loan holding company within the meaning of the Home Owners Loan Act of 1933, as amended (the "HOLA"), Bancorp is subject to regulation, examination and oversight by the OTS, and will be required to submit periodic reports to the OTS. As a corporation organized under Ohio law, Bancorp is subject to provisions of the Ohio Revised Code applicable to corporations generally.

      As a savings bank chartered under the laws of the United States, First Federal, Bancorp's wholly-owned subsidiary, is subject to regulation, examination and oversight by the OTS. First Federal must file with the OTS periodic reports concerning its activities and financial condition. Because First Federal's deposits are insured by the FDIC, First Federal is subject to regulatory oversight by the FDIC. First Federal is also a member of the FHLB of Cincinnati. The OTS periodically conducts examinations to determine whether First Federal is in compliance with the various regulatory requirements and is operating in a safe and sound manner.

Ohio Law

      Merger Moratorium Statute. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between such an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

      After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies, (2) the holders of at least two-thirds of the voting shares, and of at least a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the business combination at a meeting called for such purpose, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

      An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. The Articles of Incorporation of Bancorp do not opt out of the protection afforded by Chapter 1704.

      Control Share Acquisition. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that certain acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3%, or 50% of the outstanding voting securities of Bancorp (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares owned by the acquiring shareholder. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers. It is uncertain whether the foregoing provisions of Ohio law will ultimately be upheld.

      Takeover Bid Statute. Ohio law also contains a statute regulating takeover bids for any Ohio corporation, including savings and loan associations. Such statute provides that no offeror may make a takeover bid unless (i) at least 20 days prior thereto the offeror announces publicly the terms of the proposed takeover bid and files with the Ohio Division of Securities (the "Securities Division") and the target company certain information in respect of the offeror, his ownership of the company's shares and his plans for the company, and (ii) within ten days following such filing either (a) no hearing is required by the Securities Division, (b) a hearing is requested by the target company within such time but the Securities Division finds no cause for hearing exists, or (c) a hearing is ordered and upon such hearing the Securities Division adjudicates that the offeror proposes to make full, fair and effective disclosure to offerees of all information material to a decision to accept or reject the offer.

      The takeover bid statute also states that no offeror shall make a takeover bid if he owns 5% or more of the issued and outstanding equity securities of any class of the target company, any of which were purchased within one year before the proposed takeover bid, and the offeror, before making any such purchase, failed to announce his intention to gain control of the target company, or otherwise failed to make full and fair disclosure of such intention to the persons from whom he acquired such securities. The United States District Court for the Southern District of Ohio has determined that the Ohio takeover bid statute is preempted by federal regulation.

Office of Thrift Supervision

      General. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all federally chartered savings associations and all other savings associations, the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations and regularly examines such associations. It also promulgates regulations that prescribe the permissible investments and activities of federally chartered savings associations. This includes the type of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The OTS has authority over mergers and acquisitions of control of federally chartered savings associations. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

      Federally chartered savings associations are subject to regulatory oversight by the OTS under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, particularly in low-to-moderate income areas.
First Federal has received a "satisfactory" rating under those regulations.

      Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 1996:

                                 At September 30, 1996
                                -----------------------
                                              Percent
                                  Amount      of assets
                                  ------      ---------
                                (Dollars in thousands)

Tangible capital                  12,494       6.77%
Tangible capital requirement       2,767       1.50
                                  ------      -----
  Excess                           9,727       5.27%
                                  ======      =====
Core capital                      12,494       6.77%
Core capital requirement           5,534       3.00
                                  ------      -----
  Excess                           6,960       3.77%
                                  ======      =====
Total capital                     13,718      11.49%
Risk-based capital requirement     9,553       8.00
                                  ------      -----
  Excess                           4,165       3.49%
                                  ======      =====

      Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for First Federal consists of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for First Federal consists of core capital and general valuation reserves) of 8.0% of risk-weighted assets (assets and certain off balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. First Federal does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed.

      The OTS has adopted an interest rate risk component to the risk-based capital requirement, although the implementation of that component has been delayed. Pursuant to that requirement, each savings association would measure the impact of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association would have to deduct one-half of that excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% is not subject to this requirement. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS may also adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and nontraditional activities.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. Certain regulatory actions are mandated or recommended for savings associations that are deemed to be well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, after notice and an opportunity for hearing, if the association is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice, including a less than satisfactory examination rating on matters other than capital. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. These prompt corrective action regulations became effective December 19, 1992. First Federal's capital at September 30, 1996, meets the standards for the highest category, a "well-capitalized" association.

      Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four consecutive calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of
(a) an amount equal to 5% of the association's total assets at the time the association became undercapitalized or (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such institution at the time the association fails to comply with its capital restoration plan.

      Qualified Thrift Lender Test. Savings associations are required to meet the QTL Test. Prior to September 30, 1996, there was only one QTL Test, which required savings associations to maintain a specified amount of investments in assets that are designated as qualifying thrift investments ("QTI"). QTIs are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also meet the QTL Test under the Internal Revenue Code of 1986, as amended (the "Code"), for thrift institution status. According to the test under the Code, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS has not yet promulgated regulations for the new test. The OTS may grant exceptions to the QTL Test under certain circumstances.
If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 1996, First Federal met the QTL Test.

      Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are
not subject to this limit.   In applying this limit, the regulations require
that loans to certain related borrowers be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 for any purpose. At September 30, 1996, First Federal was in compliance with this lending limit. See "Lending Activities -- Loan Originations, Purchases and Sales."

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to limits on loans to one borrower, and the total of all such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's total capital, (or 200% of total capital for a qualifying institution with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with all employees, and loans to executive officers are subject to additional limitations. First Federal was in compliance with such restrictions at September 30, 1996.

      Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Bancorp is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. First Federal was in compliance with these requirements and restrictions at September 30, 1996.

      Holding Company Regulation. Bancorp is a savings and loan holding company within the meaning of the HOLA. The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

      Bancorp is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1996, First Federal met the QTL Test.

      If Bancorp were to acquire control of another savings institution, other than through a merger or other business combination with First Federal, Bancorp would thereupon become a multiple savings and loan holding company. Unless such acquisition is pursuant to the authority to approve emergency thrift acquisitions and each subsidiary savings association meets the QTL Test, the activities of Bancorp and any of its subsidiaries (other than First Federal or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or shall continue for more than a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

      The OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

      Federal Regulation of Acquisitions of Control of Bancorp and First
Federal.   In addition to Ohio law limitations on the merger and acquisition of Bancorp previously discussed, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of First Federal or Bancorp without 60 days prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are present. If the acquisition of control is by a company, the acquirer must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company. In addition, any merger of First Federal or of Bancorp in which Bancorp is not the resulting company must be approved by the OTS.

Federal Deposit Insurance Corporation.

      Deposit Insurance.   The FDIC is an independent federal agency that
insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. FIRREA established two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations, both to be maintained and administered by the FDIC. Upon the enactment of FIRREA, First Federal became a member of the SAIF and its deposit accounts became insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

      Depository institutions are generally prohibited from converting from one insurance fund to the other until the SAIF meets a designated reserve level, except with the prior approval of the FDIC in certain limited cases, provided applicable exit and entrance fees are paid. The reserves of the SAIF are currently below the level required by law. The insurance fund conversion provisions do not prohibit a SAIF member from converting to a bank charter or merging with a bank during the five-year moratorium, as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during that period and certain other conditions are met. First Federal does not intend to convert to the BIF or to a bank charter.

      The deposits of First Federal and other savings associations are insured by the FDIC in the SAIF. The deposit accounts of commercial banks are insured by the FDIC in the BIF, except to the extent such banks have acquired SAIF deposits. Because a significant portion of the assessments paid into the SAIF by savings associations are used to pay the cost of prior thrift failures, the reserves of the SAIF are below the level required by law. The BIF has, however, met its required reserve level.

      Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995, and no BIF assessments have been required of healthy commercial banks in 1996, except a $2,000 minimum fee. Such premium disparity could have a negative competitive impact on First Federal and other institutions with SAIF deposits.

      Legislation to recapitalize the SAIF and to eliminate the significant premium disparity between the BIF and the SAIF became effective September 30, 1996. The recapitalization plan provides for a special assessment equal to $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase the SAIF reserves to the level required by law. Certain BIF institutions holding SAIF-insured deposits will pay a lower special assessment. On the basis of its $121.8 million in deposits at March 31, 1995, First Federal paid, on November 27, 1996, an additional pre-tax assessment of $800,100. Such payment was recorded as an expense and accounted for by First Federal as of September 30, 1996. Earnings and capital were, therefore, negatively affected for the quarter ended September 30, 1996, by an after-tax amount of approximately $528,000.

      The recapitalization plan also provides that the cost of prior thrift failures will be shared by both the SAIF and the BIF, which will increase BIF assessments for healthy banks to approximately $.013 per $100 of deposits in 1997. SAIF assessments for healthy savings associations in 1997 will be approximately $.064 per $100 in deposits and may never be reduced below the level set for healthy BIF institutions.

      The recapitalization plan also provides for the merger of the SAIF and the BIF effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulations of thrifts. As a result, First Federal would have to convert to a different financial institution charter and would be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks.

      In addition, Bancorp might become subject to more restrictive holding company requirements, including activity limits and capital requirements similar to those imposed on First Federal. Bancorp cannot predict the impact of the conversion of First Federal to, or regulation of First Federal as, a bank until the legislation requiring such change is enacted.

FRB Regulations

      Reserve Requirements. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. Such regulations generally require that reserves of 3% be maintained against deposits in transaction accounts up to $52 million (subject to an exemption of up to $4.3 million), and that an initial reserve of 10% be maintained against that portion of total net transaction accounts in excess of $52 million. These percentages are subject to adjustment by the FRB. At September 30, 1996, First Federal was in compliance with its reserve requirements.

Federal Home Loan Banks

      The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Federally chartered savings associations are required to be members of a FHLB. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $1,930,000 at September 30, 1996.

      Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

      Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

                                  TAXATION

Federal Taxation

      Bancorp is subject to the federal tax laws and regulations which apply to corporations generally. First Federal is also subject to the federal tax laws and regulations which apply to corporations generally. However, certain thrift institutions such as First Federal were, prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, allowed deductions for bad debts under methods more favorable to those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code, or the reserve method of Section 593 of the Code.

      Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the "experience" method or the "percentage of taxable income" method. For tax years 1995, 1994 and 1993, First Federal used the "percentage of taxable income" method because such method provided a higher bad debt deduction than the "experience" method.

      Section 1616(a) of the Small Business Job Protection Act repealed the
Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the "experience" method applicable to such institutions, while thrift institutions that are treated as large banks are required to use the specific charge-off method. The "percentage of taxable income" method of accounting for bad debts is no longer available for any financial institution.

      A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Any adjustments under Section 481(a) of the Code required to be recaptured with respect to such change generally will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the "applicable excess reserves" will be taken into account ratably over a six-taxable-year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, like First Federal, the amount of the institution's "applicable excess reserves" generally is the excess of (i) the balances of its reserve for loan losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater balance of (a) its "pre-1988 reserves" or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the "experience" method.

      For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the "applicable excess reserves" otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its "base amount." The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.

      A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property to acquire, construct or improve the property.

      The balance of the "pre-1988 reserves" is subject to the provisions of
Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The "pre-1988 reserves" may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the "pre-1988 reserves"; and, third, out of such other accounts as may be proper. To the extent a distribution by First Federal to Bancorp is deemed paid out of its "pre-1988 reserves" under these rules, the "pre-1988 reserves" would be reduced and First Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the "pre-1988 reserves." As of September 30, 1996, First Federal's "pre-1988 reserves" subject to potential recapture for tax purposes totaled approximately $5.2 million. First Federal believes it has approximately $6.3 million of accumulated earnings and profits for tax purposes as of September 30, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether First Federal will have current or accumulated earnings and profits in subsequent years.

      In addition to the regular income tax, Bancorp and First Federal are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its "alternative minimum taxable income" computed without regard to this preference item and prior to reduction by net operating losses, is included in "alternative minimum taxable income." Net operating losses can offset no more than 90% of "alternative minimum taxable income." The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, Bancorp and First Federal are also subject to an environmental tax equal to 0.12% of the excess of "alternative minimum taxable income" for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

      The federal income tax provision decreased by $56,900 from fiscal 1995 to fiscal 1996. The effective tax rate for fiscal 1996 was 34.2% compared to 33.4% for fiscal year 1995.

      The tax returns of First Federal have been audited or closed without audit through 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of First Federal.

      On November 10, 1993, Bancorp's Board of Directors approved changing its tax year from December 31, to September 30, to coincide with its fiscal year end.

FASB Statement on Accounting for Income Taxes

      In February 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 109 which requires an asset and liability approach for financial accounting and reporting for income taxes and is effective for fiscal years beginning after December 15, 1992. Under SFAS No. 109, a deferred tax liability or an asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards based upon provisions of the enacted tax law. If necessary, recorded deferred tax assets are reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Management recognized a $360,000 reduction of income in the quarter ended December 31, 1993, as a result of the cumulative effect of adopting FAS 109.

Ohio Taxation

      Bancorp is subject to the Ohio corporation franchise tax, which, as applied to Bancorp, is a tax measured by both net income and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) .582% times taxable net worth.

      In computing its tax under the net worth method, Bancorp may exclude 100% of its investment in the capital stock of First Federal after the Conversion, as reflected on the balance sheet of Bancorp, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of First Federal. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, Bancorp may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

      A special litter tax is also applicable to all corporations, including Bancorp, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to
 .014% times taxable net worth.

      First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of First Federal's book net worth determined in accordance with generally accepted accounting principles. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.  Description of Property.

      The following table sets forth certain information at September 30, 1996, regarding the properties on which the main office and each branch office of First Federal is located and other office properties owned by First Federal:


Location                        Owned or leased   Date acquired   Square footage   Net book value (1)
--------                        ---------------   -------------   --------------   ------------------

Main Office:
Fifth and Market Streets (2)
Zanesville, Ohio  43701              Owned            1961            23,600           $4,189,001

Branch Offices:
990 Military Road
Zanesville, Ohio  43701              Owned            1975             5,000              428,996

2810 Maysville Pike
South Zanesville, Ohio  43701        Owned            1994             2,050              473,706

55 East Main Street
Roseville, Ohio  43777               Owned            1990             2,394              130,476

639 Main Street
Coshocton, Ohio  43812               Owned            1982             4,310              127,822

123 Main Street
Newcomerstown, Ohio  43832           Owned            1984             2,128                4,843

Other Offices:
FHA-VA Lending Office
995 Beverly Avenue
Zanesville, Ohio  43701              Owned            1975             1,000                4,500

Other Properties:
1003 Beverly Avenue
Zanesville, Ohio  43701              Owned            1994             1,284               62,375

____________________
<F1>  Net book value amounts are for land, buildings and improvements.
<F2>  In June of 1995, First Federal entered into contracts for the expansion and renovation of the Main Office facility at 505 Market Street.
      The construction began in August 1995, and it is anticipated to be complete in November 1996 with an estimated cost of $4.0 million dollars, which will be funded from current cash flow.


      First Federal also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of First Federal's investment in office premises and equipment totaled $6.6 million at September 30, 1996. First Federal believes such properties are adequately insured. See Notes to Consolidated Financial Statements in the Annual Report for additional information.

Item 3.  Legal Proceedings.

      Neither Bancorp nor First Federal is presently involved in any legal proceedings of a material nature. From time to time, First Federal is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by First Federal.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      Bancorp issued its common shares in July 1992, in connection with its acquisition of the stock of First Federal issued in the Conversion. On each of October 26, 1994, and November 6, 1996, the Board of Directors declared a stock dividend in the nature of a 2-for-1 stock split. All earnings and dividends per share disclosures have been restated to reflect these stock dividends. At November 30, 1996, after the repurchase of 81,584 shares and the stock dividends, Bancorp had 1,570,116 common shares outstanding and held of record by approximately 513 shareholders. Bancorp's common shares are traded in the over-the-counter market. Price information with respect to Bancorp's common shares is listed on The Nasdaq SmallCap Market ("Nasdaq") under the symbol of FFBZ.

      The following table sets forth the range of high and low bid information for the common shares of Bancorp, as quoted by Nasdaq, together with the dividends declared per common share for each quarter during the fiscal year ended September 30, 1996.

                           09/96     06/96     03/96     12/95     09/95    06/95    03/95    12/94
                           -----     -----     -----     -----     -----    -----    -----    -----

Dividend Declared         $ 0.055   $ 0.055   $ 0.050   $ 0.050   $0.045   $0.045   $0.045   $0.045

High Bid During Quarter    13.750    12.250    11.875    10.125    8.750    7.250    6.500    6.500

Low Bid During Quarter     11.750    11.125    10.125     9.750    7.250    6.375    6.250    6.000

Last Bid Of Quarter        13.750    11.750    11.125    10.125    8.750    7.250    6.500    6.250


      The income of Bancorp consists primarily of dividends from First Federal. In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings banks. Under OTS regulations applicable to converted savings banks, First Federal is not permitted to pay a cash dividend on its capital stock if First Federal's regulatory capital would, as a result of the payment of such dividend, be reduced below the amount established for the purpose of granting a limited priority claim on the assets of First Federal in the event of a complete liquidation to those members of First Federal before the Conversion who maintain a savings account at First Federal after the Conversion or applicable regulatory capital requirements prescribed by the OTS.

      In addition, OTS regulations provide that a savings association which immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend), has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its fully phased-in capital requirements is generally permitted without OTS approval (but subsequent to 30 days prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the year, plus an amount equal to one-half the amount by which its total capital to assets ratio exceeded its required fully phased-in capital to assets ratio at the beginning of the year, or (2) 75% of its net earnings during the most recent four-quarter period. Savings associations with total capital in excess of the fully phased-in capital requirements that have been notified by the OTS that they are in need of more than normal supervision and associations whose capital does not exceed their fully phased-in capital requirements are subject to restrictions on dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

General

      First Federal is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in loans secured by one-to-four family residential real estate located primarily in eastern Ohio. In recent years, First Federal has increased its origination of consumer loans, primarily direct and indirect loans for the purchase of automobiles. First Federal also originates loans secured by multifamily real estate (over four units) and nonresidential real estate and other types of consumer loans, including home equity, home improvement loans, and secured and unsecured lines-of-credit. Prior to 1986, First Federal purchased participation interests in various loans secured by multifamily and nonresidential real estate located outside of First Federal's primary market area. First Federal also invests in U.S. government and agency obligations, interest-bearing deposits in other banks, mortgage-backed securities and other investments permitted by applicable law.

      First Federal's profitability is primarily dependent upon its net interest income, which is the difference between interest income on its loan and investment portfolios and interest paid on deposits and other borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. First Federal's profitability is also affected by the provision for loan losses and the level of other income and other expenses. Other income consists primarily of service charges, other fees on deposits, dividends on FHLB stock and gain on sale of loans. The gain on sale of loans is the result of First Federal's origination and sale of fixed-rate mortgage loans in the secondary market. Other expenses include salaries and employee benefits, occupancy of premises, federal deposit insurance premiums, data processing, advertising, state franchise tax and other operating expenses.

      The operating results of First Federal are also affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. First Federal's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand and the availability of funds for lending activities.

Note Regarding Forward-Looking Statements
-----------------------------------------

      In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, First Federal's operations and First Federal's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and First Federal's market area generally.

      Some of the forward-looking statements included herein are the statements regarding the following:
      1.   Management's determination of the amount of loan loss allowance;
      2. Management's belief that deposits will grow slightly during fiscal year 1997;
      3.   Management's anticipation that loan demand will remain steady;
      4. Management's anticipation that additional advances from the FHLB will be necessary to fund loan originations;
      5. Management's anticipation that adjustable-rate loans will reprice higher in fiscal year 1997 if interest rates remain relatively stable;
      6. Management's anticipation that depreciation for building, furniture and fixtures will increase;
      7.   Changes in deposit insurance assessments;
      8.   Legislative changes with respect to the federal thrift charter;
      9. Management's expectation that the amount of its consumer loans will increase; and
      10. Management's expectation that a significant portion of the certificates of deposit at First Federal maturing in fiscal year 1997 will remain on deposit with First Federal.

Selected Consolidated Financial Data

      The following table sets forth certain information concerning the consolidated financial condition and results of operations of First Federal as of and for the periods indicated:

Selected financial information                        At or for the year ended September 30,
and other data                               1996        1995        1994        1993        1992
                                             ----        ----        ----        ----        ----
                                                 (Dollars in thousands except for per share data)

Total amount of:
  Assets                                   $ 184,467   $ 171,624   $ 156,305   $ 146,048   $ 143,635
  Mortgage-backed securities                   1,661       1,889       2,063       2,395       2,976
  Loans receivable - net                     160,298     151,744     138,618     127,149     122,725
  Federal funds sold and
   other short-term investments                3,175         975         550           -         824
  Investment securities and FHLB stock         6,478       6,502       6,233       5,638       7,215
  Deposits                                   130,072     129,267     129,013     130,331     132,007
  Borrowed funds                              37,970      27,600      14,625       3,225           -
  Stockholders' equity                        13,998      12,745      11,484      11,231      10,005

Number of:
  Real estate loans outstanding                3,008       2,675       2,655       2,642       2,620
  Consumer loans outstanding                   5,189       4,938       4,735       4,483       4,430
  Deposit accounts                            20,312      20,750      20,237      20,516      21,088
  Full service offices                             6           6           6           6           6

Summary of operations                        1996        1995        1994        1993        1992
                                             ----        ----        ----        ----        ----
  Total interest income                    $  13,630   $  12,205   $  10,052   $  10,805   $  12,365
  Total interest expense                       7,099       6,452       4,575       5,206       7,003
                                           ---------   ---------   ---------   ---------   ---------
  Net interest income                          6,531       5,753       5,477       5,599       5,362
  Provision for loan losses                      131          60         192         281         351
                                           ---------   ---------   ---------   ---------   ---------
  Net interest income after
   provision for loan losses                   6,400       5,693       5,285       5,318       5,011
  Noninterest income                             871         766         731         765         750
  Noninterest expense                          5,092       4,062       4,084       3,909       3,954
  Provision for loss on property
   held for sale                                   -           -           -           -         548
                                           ---------   ---------   ---------   ---------   ---------
  Income before federal income tax and
   cumulative effect of a change in
   accounting method                           2,179       2,397       1,932       2,174       1,259
  Provision for federal income taxes             745         802         573         677         119
                                           ---------   ---------   ---------   ---------   ---------
  Income before cumulative effect of a
   change in accounting method                 1,434       1,595       1,359       1,497       1,140
  Cumulative effect of change in
   accounting for income taxes                     -           -        (360)          -           -
                                           ---------   ---------   ---------   ---------   ---------
  Net income                               $   1,434   $   1,595   $     999   $   1,497   $   1,140
                                           =========   =========   =========   =========   =========

  Primary earnings per share before
   cumulative effect of a change in
   accounting method (1)                   $     .84   $     .97   $     .80   $     .88   $     .69
  Change in accounting method                      -           -        (.21)          -           -
                                           ---------   ---------   ---------   ---------   ---------
  Primary earnings per share               $     .84   $     .97   $     .59   $     .88   $     .69
                                           =========   =========   =========   =========   =========

  Fully diluted earnings per share
   before cumulative effect of a change
   in accounting method (1)                $     .84   $     .96   $     .79   $     .87   $     .69
  Change in accounting method                      -           -        (.21)          -           -
                                           ---------   ---------   ---------   ---------   ---------
  Fully diluted earnings per share         $     .84   $     .96   $     .58   $     .87   $     .69
                                           =========   =========   =========   =========   =========

  Cash dividend declared per share (1)     $    0.21   $    0.18   $    0.14   $    0.09           -
  Weighted average common and
   common equivalent shares (2)
    Primary                                1,697,094   1,640,194   1,695,948   1,706,096   1,651,700
    Fully diluted                          1,716,515   1,660,670   1,702,556   1,710,692   1,651,700

____________________
<F1>  Information is not applicable to periods prior to July 14, 1992, the effective date of First Federal's conversion from mutual to stock form.
<F2>  On each of October 26, 1994, and November 6, 1996, the Board of
      Directors declared a stock dividend in the nature of a 2-for-1 stock split.  All earnings and dividends per share disclosures have been restated to reflect these stock dividends.


                                                           At or for the
                                                      year ended September 30,
                                            ---------------------------------------------
Key Operating Ratios                        1996      1995      1994      1993      1992
                                            ----      ----      ----      ----      ----

Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and all
 interest-bearing liabilities) at end
 of period                                   3.71%     3.48%     3.73%     3.87%     4.14%
Average interest rate spread                 3.92      3.54      3.84      3.99      3.91
Net interest yield (net interest
 income divided by average interest-
 earning assets)                             4.04      3.70      3.99      4.15      3.67
Return on stockholders' equity (1)          10.65     13.14     12.57     14.00     17.06
Return on stockholders' equity (2)          10.65     13.14      9.24     14.00     17.06
Return on assets (3)                          .81       .96       .93      1.03      0.78
Return on assets (4)                          .81       .96       .68      1.03      0.78
Average interest-earning assets to
 average interest-bearing liabilities      102.79    103.90    104.69    104.12    101.34
Stockholders' equity to total assets at
 end of period                               7.59      7.43      7.35      7.69      6.97
Average stockholders' equity to average
 total assets                                7.65      7.33      7.51      7.36      4.57
Dividend payout                             25.00     18.75     24.57     10.35         -
Nonperforming assets ratio (total
 nonperforming assets divided by
 total assets) at end of period (5)           .28       .31       .46      1.68      1.87
General valuation allowance to net
 loans outstanding at end of period          0.75      0.76      0.57      0.52      0.71

____________________
<F1>  Net income before cumulative effect of change in accounting principle divided by average stockholders' equity.
<F2>  Net income divided by average stockholders' equity.
<F3>  Net income before cumulative effect of change in accounting principle divided by average total assets.
<F4>  Net income divided by average total assets.
<F5>  Nonperforming assets consist of nonaccruing loans, accruing loans which are past due 90 days or more, real estate owned and property held for future sale.

Financial Condition Data

      Total assets of First Federal increased to $184.5 million at September 30, 1996, from $171.6 million at September 30, 1995. The increase in assets is the result primarily of an increase in net loans receivable of $8.6 million, or 5.64%, from $151.7 million at September 30, 1995, to $160.3 million at September 30, 1996, and an increase in premises and equipment from $3.7 million to $6.6 million. The increase in loans receivable was primarily due to an increase in residential real estate loans of $6.0 million, a $3.6 million increase in consumer automobile loans, a $1.2 million increase in other real estate loans, a $119,000 increase in commercial loans and a $400,000 increase in other consumer loans. The increase in residential loans was due to new loan originations and refinancing of loans from other institutions.

      Cash and cash equivalents increased $1.8 million to $8.2 million at September 30, 1996. Investment securities decreased $319,000 due to the use of the funds from maturing securities for loan originations. See "Liquidity and Capital Resources." Mortgage-backed securities decreased by $228,000, or 12.1%, during the 1996 fiscal year due to principal repayments on the mortgage-backed securities portfolio and the use of such funds for operations and loan originations. Accrued interest receivable and other assets increased $145,000 to $3.2 million at September 30, 1996. Premises and equipment increased $2.9 million due to the renovation of the Main Office, which cost $4.0 million. FHLB stock increased $295,000, which is included in accrued interest receivable and other assets.

      The allowance for loan losses increased by $112,000 from $1,499,000 at September 30, 1995, to $1,611,000 at September 30, 1996. Management determined to increase the general valuations as the loan portfolio grew. First Federal reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

      Loans not secured by one- to four-family residential real estate are generally considered to involve greater risk of loss than loans secured by one- to four-family residential real estate due, in part, to the effects of general economic conditions. The repayment of multifamily residential and nonresidential real estate loans generally depends upon the cash flow from the operation of the property, which may be negatively affected by national and local economic conditions that cause leases not to be renewed or that negatively affect the operations of a commercial borrower. Construction loans may also be negatively affected by such economic conditions, particularly loans made to developers who do not have a buyer for a property before the loan is made. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. When consumers have trouble paying their bills, they are more likely to pay mortgage loans than consumer loans, and the collateral securing such loans, if any, may decrease in value more rapidly than the outstanding balance of the loan.

      Deposits increased by $805,000, or .62%, from $129.3 million at September 30, 1995, to $130.1 million at September 30, 1996. The increase is primarily due to the growth in noninterest-bearing accounts at September 30, 1996. The balance of such deposits increased $823,000 to $4.3 million at September 30, 1996, from $3.5 million at September 30, 1995. At September 30, 1996, FHLB advances totaled $38 million, an increase of $10.4 million over the $27.6 million of advances outstanding at September 30, 1995. Management believes that deposits will grow slightly during early fiscal year 1997 and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB, whose rates are less expensive than current market savings rates and their SAIF premiums. No assurance can be provided, however, that deposits will grow slightly and that loan demand will remain steady. Deposit levels and loan demand are affected by national, as well as local, interest rates and other national and local economic circumstances.

      Stockholders' equity was $14 million, or 7.59% of total assets, at September 30, 1996, compared to $12.7 million, or 7.4% of total assets, at September 30, 1995. The increase was attributable to $1.4 million in net income for the 1996 fiscal year, a decrease of $143,000 in the pension liability that had been required to fund an actuarial deficiency and $330,000 in dividends declared.

Comparison of the Years Ended
September 30, 1996 and 1995

      First Federal reported net income for the 1996 fiscal year of approximately $1.4 million compared to $1.6 million in fiscal year 1995. The most significant changes from 1995 to 1996 were the increase in net interest income of $778,000 and the increase in noninterest expense of $1.0 million due primarily to a special deposit insurance assessment by the Savings Association Insurance Fund ("the SAIF") of the FDIC.

      Net interest income increased by $778,000 in fiscal year 1996 compared to fiscal year 1995. Interest income increased to $13.6 million during fiscal year 1996 from $12.2 million during fiscal year 1995. This increase was a result of average loans increasing $5.8 million during 1996 compared to 1995 and the highly competitive mortgage loan market in which 1995's first-year rates on adjustable-rate mortgages were set at rates lower than the fully indexed rates and adjusted to higher rates in 1996. Only 3.19%, or $5.3 million, of First Federal's total loan portfolio of $167.0 million consists of fixed-rate residential real estate loans. If interest rates remain relatively stable during fiscal year 1997, the adjustable-rate mortgage loan portfolio will reprice at slightly higher rates as most loans originated during fiscal year 1996 were not initially priced at the fully indexed interest rate. These loans will be repricing upward at their first adjustment in 1997 while the balance of the adjustable-rate mortgage loan portfolio will not reprice substantially lower during 1997. No assurance can be provided, however, that interest rates will remain stable. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of First Federal. Interest expense for fiscal year 1996 increased to $7.1 million from $6.5 million during fiscal year 1995. Included in interest expense for 1996 is approximately $1.7 million of interest on borrowed funds. The increase in interest expense on deposits is the result of higher interest rates on certificates of deposit and a shift from transaction accounts to certificates of deposit. It is expected that the amount of interest paid on borrowed funds will increase during fiscal year 1997 as First Federal relies on additional advances from the FHLB to fund loan demand.

      First Federal's average interest rate spread increased from 3.54% in fiscal 1995 to 3.92% in fiscal 1996 as a result of First Federal's interest-earning assets repricing at a faster pace than its interest-bearing liabilities.

      The provision for loan losses was $131,000 in the 1996 fiscal year, an increase of $70,000 from the 1995 fiscal year. Management increased the provision for loan losses as a result of the increase in the loan portfolio.

      Noninterest income increased for fiscal year 1996 by $104,000 from fiscal 1995. This is a result of the increase in dividends paid on FHLB stock of $27,000, an increase of $60,000 on fees collected on checking accounts and other miscellaneous services and an increase of $10,000 on the gain on loans sold.

      Noninterest expenses increased by approximately $1.0 million from fiscal 1995 to fiscal 1996. The increase is primarily attributable to a special deposit insurance assessment of $800,100. In addition, salaries and benefits increased $168,000, mainly due to an increase in staff and normal pay increases. Occupancy expense increased $59,000 mainly due to increased depreciation for the new loan system and savings system software purchased in fiscal 1996. It is anticipated that depreciation for building and furniture and fixtures will increase approximately $175,000 for fiscal 1997 as a result of the renovation of the Main Office at an approximate cost of $4.0 million.

      The deposits of First Federal and other savings associations are insured by the FDIC in the SAIF. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund (the "BIF"), except to the extent such banks have acquired SAIF deposits. Because a significant portion of the assessments paid into the SAIF by savings associations are used to pay the cost of prior thrift failures, the reserves of the SAIF are below the level required by law. The BIF has, however, met its required reserve level.

      Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995, and no BIF assessments have been required of healthy commercial banks in 1996, except a $2,000 minimum fee. Such premium disparity could have a negative competitive impact on First Federal and other institutions with SAIF deposits.

      Legislation to recapitalize the SAIF and to eliminate the significant premium disparity between the BIF and the SAIF became effective September 30, 1996. The recapitalization plan provides for a special assessment equal to $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase the SAIF reserves to the level required by law. Certain BIF institutions holding SAIF-insured deposits will pay a lower special assessment. On the basis of its $121.8 million in deposits at March 31, 1995, First Federal paid, on November 27, 1996, an additional pre-tax assessment of $800,100. Such payment was recorded as an expense and accounted for by First Federal as of September 30, 1996. Earnings and capital were, therefore, negatively affected for the quarter ended September 30, 1996, by an after-tax amount of approximately $528,000.

      The recapitalization plan also provides that the cost of prior thrift failures will be shared by both the SAIF and the BIF, which will increase BIF assessments for healthy banks to approximately $.013 per $100 of deposits in 1997. SAIF assessments for healthy savings associations in 1997 will be approximately $.064 per $100 in deposits and may never be reduced below the level set for healthy BIF institutions.

      The recapitalization plan also provides for the merger of the SAIF and the BIF effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulations of thrifts. As a result, First Federal would have to convert to a different financial institution charter and would be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks.

      In addition, Bancorp might become subject to more restrictive holding company requirements, including activity limits and capital requirements similar to those imposed on First Federal. Bancorp cannot predict the impact of the conversion of First Federal to, or regulation of First Federal as, a bank until the legislation requiring such change is enacted.

      In August 1996, Congress passed legislation repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes and requiring any bad debt reserves taken after 1987, using the percentage of taxable income method, be included in future taxable income of the association over a six-year period, although a two-year delay is permitted for institutions meeting a residential mortgage loan origination test. At September 30, 1996, First Federal has approximately $1.1 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture was established in prior years, so First Federal's net income will not be negatively affected by this legislation.

      The federal income tax provision decreased by $57,000 from fiscal 1995 to fiscal 1996. The effective tax rate for fiscal 1996 was 34.2% compared to 33.4% for fiscal year 1995.

Comparison of the Years Ended
September 30, 1995 and 1994

      First Federal reported net income for the 1995 fiscal year of approximately $1.6 million compared to $999,000 in fiscal year 1994. The significant changes from 1995 to 1994 were the increase in net interest income of $277,000, the decrease in provision for loan losses of $132,000, the increase in federal income tax provision of $228,000, and the absence of the cumulative effect of a one time change in accounting principle of $360,000 that was booked as a result of adopting Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes." The statement required, among other things, a change from the deferred method to the liability method of accounting for deferred income taxes.

      Net interest income increased by $277,000 in 1995. Interest income increased to $12.2 million during fiscal year 1995 from $10.1 million during fiscal year 1994. This increase was a result of average loans increasing $18.3 million during 1995 compared to 1994 and the direct result of the highly competitive mortgage loan market in which 1994's first-year rates on adjustable-rate mortgages were set at rates lower than the normal rate and rolled to higher rates in 1995. Only 3.79%, or $5.9 million, of First Federal's total loan portfolio of $155.6 million consists of fixed-rate residential real estate loans. Interest expense for fiscal year 1995 increased to $6.5 million from $4.6 million during fiscal year 1994. Included in interest expense for 1995 is approximately $1.7 million interest on borrowed funds. The increase in interest expense is the result of higher interest rates on certificates as offered and as they matured from lower rates and a shift from transaction accounts to certificates.

      First Federal's average interest rate spread decreased from 3.84% in fiscal 1994 to 3.54% in fiscal 1995 as a result of First Federal's interest-bearing liabilities repricing at a faster pace than its interest-earning assets.

      The provision for loan losses was $60,000 in the 1995 fiscal year, a decrease of $132,000 from the 1994 fiscal year. Management reduced the provision for loan losses as a result of total nonperforming assets declining from $720,000 at September 30, 1994, to $538,000 at September 30,
1995.   Also, a $428,000 recovery was received on the Gates of Arlington property in 1995, which significantly increased the allowance for loan loss balance.

      Noninterest income increased for fiscal year 1995 by $36,000 from 1994. This is a result of the increased dividends on FHLB stock, which is due to the increased balance of FHLB stock owned and the increased dividend paid on the stock.

      Noninterest expenses decreased by approximately $20,000 from fiscal 1994 to fiscal 1995. The decrease is primarily attributable to a decrease in FDIC insurance premiums of $36,000, due to the decline of average deposits throughout the year, and a decrease in data processing costs of $20,000, due to renegotiating the cost of the third-party provider. These decreases were offset by an increase in occupancy expense of $41,000, due to increased depreciation of $8,800, increased repairs and maintenance of $19,000, and an increase in furniture and fixtures of $10,000. The increases in repairs and maintenance and furniture and fixtures were due to repairs on branch offices and temporarily relocating utilities and offices in preparation for the renovation and construction at the Main Office.

      The federal income tax provision increased by $229,000 from fiscal 1994 to fiscal 1995. The effective tax rate for fiscal 1995 was 33.4% compared to 29.7% for fiscal year 1994.

Asset and Liability Management

      First Federal's Board of Directors has formulated an asset and liability management policy designed to accomplish First Federal's principal financial objective of enhancing long-term profitability while reducing its interest rate risk. The principal elements of such policy are to: (i) originate long-term, fixed-rate mortgage loans for sale; (ii) emphasize the origination of adjustable-rate loans; (iii) originate high quality, short-term consumer loans; (iv) maintain excess liquidity in relatively short-term, interest-bearing instruments; and (v) lengthen the maturity of its liabilities by seeking longer-term deposits. First Federal's asset and liability management policy is designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturity or repricing dates of its interest-earning assets and interest-bearing liabilities.

      First Federal presently originates one-year and three-year adjustable-rate mortgage loans for its own portfolio. The origination of adjustable-rate mortgage loans in a low or decreasing interest rate environment is negatively affected by the increased consumer demand for fixed-rate mortgage loans. Virtually all fixed-rate mortgage loans originated by First Federal in recent years have been originated for sale.

      In recent years, First Federal has stressed short-term consumer lending, primarily the origination of automobile loans. In fiscal year 1996, the automobile loans increased to $30.4 million from $26.8 million in fiscal year 1995. The increase was due to a general fiscal year improvement in automobile sales. First Federal intends to continue to maintain consumer loans at current levels or increase such amounts, depending upon the demand for such loans. Consumer loans may decrease, however, due to decreased demand or increased competition. For the past seven years, First Federal has been the leader in originating loans for the purchase of residential properties in Muskingum County, in terms of both number and aggregate dollar amount of loans.

      First Federal's interest rate spread is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time, because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset value to changes in interest rates. The management and Board of Directors of First Federal carefully manage First Federal's exposure to interest rate risk in a manner designed to maintain the projected four-quarter percentage change in net interest income and the projected change in the market value of portfolio equity within the limits established by the Board of Directors assuming a permanent and instantaneous parallel shift in interest rates. The Board has established the maximum possible change in net interest income and market value of portfolio equity at +/- 200 basis points at (25%) and (40%). First Federal's projected change is (3)% and (7%) at September 30, 1996.

Liquidity and Capital Resources

      First Federal's principal sources of funds are deposits, repayments on loans and mortgage-backed securities, maturities of investment securities, FHLB advances, and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The particular sources of funds utilized by First Federal from time to time are selected based on comparative costs and availability. First Federal generally manages the pricing of its deposits to maintain a steady deposit balance. From time to time, First Federal has decided not to pay rates on deposits as high as the rates paid by its competitors. First Federal has, when necessary, supplemented deposits with longer term or less expensive alternative sources of funds, such as advances from the FHLB.

      The OTS requires savings associations to maintain a minimum level of investments in specified types of liquid assets. OTS regulations presently require First Federal to maintain an average daily balance of investments in United States Treasury obligations, federal agency obligations and other investments having maturities of five years or less. Such minimum requirement is an amount equal to 5% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which First Federal may rely if necessary to fund deposit withdrawals and other short-term funding needs. First Federal's regulatory liquidity was 5.73% at September 30, 1996.

      During the fiscal year ended September 30, 1996, cash provided by operating activities, mortgage-backed securities repayments, loan repayments and borrowings were used to fund deposit maturities, withdrawals and loan originations.

      Liquidity management is both a daily and long-term responsibility of management. First Federal adjusts its investments in cash and cash equivalents based upon management's assessment of (i) expected loan demand,
(ii) projected mortgage-backed and investment security maturities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in federal funds sold, mortgage-backed securities, interest-bearing deposits and floating-rate corporate debt securities. If First Federal requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Cincinnati and collateral eligible for reverse repurchase agreements.

      First Federal anticipates that it will not have sufficient funds available in 1997 from loan and mortgage-backed securities repayments and investment security maturities to meet expected loan demand. It anticipates it will be necessary to borrow an additional amount from the FHLB, although such borrowings may not occur if loan demand weakens or deposits increase sufficiently. At September 30, 1996, First Federal had outstanding commitments to originate loans of $1.8 million, unfunded lines-of-credit totaling $3.8 million (a significant portion of which normally remains unfunded) and $197,000 in commitments to sell loans. There were no commitments to purchase loans at such date. Certificates of deposit scheduled to mature in one year or less at September 30, 1996, totaled $46.2 million. Management believes that a significant portion of the amounts maturing during 1997 will remain on deposit with First Federal because they are mostly from within First Federal's primary market area and are not negotiated rate deposits. Deposits may not remain, however, due to changes in the economy, changes in interest rates that may make alternative investments more attractive, or increased competition among financial institutions.

      First Federal's liquidity is a product of its operating, investing and financing activities. These activities for the periods presented are summarized in the following table:

                                                        Years ended September 30,
                                                      1996        1995        1994
                                                      ----        ----        ----
                                                              (In thousands)

Net cash provided by operating activities           $  1,888    $  2,086    $  1,739

Net cash used in investing                           (11,157)    (14,442)    (10,948)

Net cash provided by financing activities             11,095      13,099       9,177
                                                    --------    --------    --------

(Decrease) Increase in cash and cash equivalents       1,826         743        (32)

Cash and cash equivalents at beginning of year         6,336       5,593      5,625
                                                    --------    --------    -------

Cash and cash equivalents at end of year            $  8,162    $  6,336    $ 5,593
                                                    ========    ========    =======

      First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 1996.

                                                Percent
                                   Amount      of assets
                                   ------      ---------
                                   (Dollars in thousands)

Tangible capital                   $12,494        6.77%
Tangible capital requirement         2,767        1.50
                                   -------       -----
  Excess                           $ 9,727        5.27%
                                   =======       =====

Core capital                       $12,494        6.77%
Core capital requirement             5,534        3.00
                                   -------       -----
  Excess                           $ 6,960        3.77%
                                   =======       =====

Total risk-based capital           $13,718       11.49%
Risk-based capital requirement       9,553        8.00
                                   -------       -----
  Excess                           $ 4,165        3.49%
                                   =======       =====

Impact of Inflation and Changing Prices

      The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in relative purchasing power of money over time because of inflation.

      Unlike most industrial companies, virtually all of the assets and liabilities of First Federal are monetary in nature. As a result, interest rates have a more significant impact on First Federal's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Effect of Accounting Changes

      Effective October 1, 1993, SFAS No. 109, "Accounting For Income Taxes," was adopted. The statement requires that First Federal follow the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The effect of the adoption of SFAS No. 109 as of October 1, 1993, is shown as a cumulative effect of an accounting principle change on the 1994 Consolidated Statement of Income in the amount of $360,000.

      Effective October 1, 1994, the First Federal adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires corporations to classify certain debt and equity securities as held to maturity, trading or available for sale. The initial adoption of SFAS No. 115 on October 1, 1994, had no effect on stockholders' equity as management classified all investments as held to maturity.

      In May 1993, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," was issued. SFAS No. 114 specifies that allowances for loan losses on impaired loans should be determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate. A loan is impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. In October 1994, SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was issued. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. SFAS No. 114 and SFAS No. 118 became effective for First Federal October 1, 1995. The adoption of these pronouncements did not have a material impact on financial performance.

      In May 1995, the FASB issued its SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires companies that engage in mortgage banking activities to recognize as separate assets rights to service mortgage loans for others. This Statement is required to be adopted by First Federal by October 1, 1996, and will be applied prospectively to rights arising from loans sold by First Federal after adoption of the Statement. The adoption of this pronouncement is not expected to have a material impact on financial performance.

      On October 1, 1996, First Federal is required to adopt SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 encourages but does not require entities to use a fair value based method to account for stock-based compensation plans such as the First Federal stock option plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and earnings per share had the accounting been adopted. Fair value of a stock option is to be estimated using an option-pricing model that considers exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock, and the risk-free interest rate. First Federal will disclose the pro forma impact of this pronouncement in 1997.

Item 7.  Financial Statements.

                         FIRST FEDERAL BANCORP, INC.

                              Zanesville, Ohio

                             September 30, 1996






                                  CONTENTS




REPORT OF INDEPENDENT AUDITORS..................................     1


FINANCIAL STATEMENTS

      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION............     2

      CONSOLIDATED STATEMENTS OF INCOME.........................     3

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY...........     5

      CONSOLIDATED STATEMENTS OF CASH FLOWS.....................     6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................     8




                       REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
First Federal Bancorp, Inc.
Zanesville, Ohio


We have audited the accompanying consolidated statements of financial condition of First Federal Bancorp, Inc. as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Bancorp, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for impaired loans in 1996, certain investment securities in 1995 and income taxes in 1994.

                                       Crowe, Chizek and Company LLP

Columbus, Ohio
October 31, 1996, except for Note 1 (Earnings and
 Dividends per Common Share) as to which the date is November 6, 1996


                         FIRST FEDERAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         September 30, 1996 and 1995
-------------------------------------------------------------------------------

                                                                  1996            1995
                                                                  ----            ----
ASSETS
Cash and amounts due from depository institutions (Note 8)    $  4,986,988    $  5,360,583
Overnight deposits                                               3,175,000         975,000
                                                              ------------    ------------
    Cash and cash equivalents                                    8,161,988       6,335,583
Investment securities held to maturity (Fair value -
 $4,546,000 in 1996 and $4,869,000 in 1995) (Note 2)             4,548,069       4,867,174
Mortgage-backed securities held to maturity (Fair
 value - $1,658,000 in 1996 and $1,892,000 in 1995)
 (Note 2)                                                        1,661,018       1,889,418
Loans receivable, net (Notes 3 and 6)                          160,297,702     151,744,328
Premises and equipment, net (Note 4)                             6,553,874       3,687,681
Accrued interest receivable and other assets                     3,244,605       3,100,022
                                                              ------------    ------------

      Total assets                                            $184,467,256    $171,624,206
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits (Note 5)                                           $130,071,616    $129,266,615
  Borrowed funds (Note 6)                                       37,970,000      27,600,000
  Advances from borrowers for taxes and insurance                  540,734         311,685
  Accrued expenses and other liabilities                         1,887,057       1,700,869
                                                              ------------    ------------
      Total liabilities                                        170,469,407     158,879,169
                                                              ------------    ------------

Commitments and contingencies (Note 8)

Stockholders' equity (Note 9)
  Preferred stock, $100 par value, 1,000,000 shares
   authorized, no shares issued and outstanding
  Common stock, no par value, 4,000,000 shares
   authorized, 1,651,700 and 825,850 shares issued
   at September 30, 1996 and 1995                                3,656,323       3,656,323
  Retained earnings                                             10,876,921       9,773,827
  Minimum additional pension liability (Note 10)                                  (143,155)
  Treasury shares, 81,584 and 41,292 shares
   at September 30, 1996 and 1995                                 (535,395)       (541,958)
                                                              ------------    ------------
      Total stockholders' equity                                13,997,849      12,745,037
                                                              ------------    ------------

      Total liabilities and stockholders' equity              $184,467,256    $171,624,206
                                                              ============    ============

        See accompanying notes to consolidated financial statements.


                         FIRST FEDERAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                Years ended September 30, 1996, 1995 and 1994

-------------------------------------------------------------------------------

                                                 1996           1995           1994
                                                 ----           ----           ----
Interest income
  Interest and fees on loans                  $13,152,751    $11,746,698    $ 9,671,077
  Interest on mortgage-backed securities          104,858        133,586        147,094
  Interest on investment securities               252,063        284,788        227,382
  Interest on other interest earning
   investments                                    120,957         39,967          6,239
                                              -----------    -----------    -----------
      Total interest income                    13,630,629     12,205,039     10,051,792
                                              -----------    -----------    -----------


Interest expense
  Interest on deposits                          5,414,339      4,776,004      4,451,518
  Interest on borrowed funds                    1,685,085      1,675,527        123,321
                                              -----------    -----------    -----------
      Total interest expense (Note 5)           7,099,424      6,451,531      4,574,839
                                              -----------    -----------    -----------

Net interest income                             6,531,205      5,753,508      5,476,953

Provision for loan losses (Note 3)                130,823         60,340        191,925
                                              -----------    -----------    -----------

Net interest income after provision for
 loan losses                                    6,400,382      5,693,168      5,285,028
                                              -----------    -----------    -----------
Noninterest income
  Service charges on deposit accounts             316,480        292,814        289,575
  Gain on sale of loans                            47,652         37,208         58,575
  Dividends on Federal Home Loan
   Bank stock                                     118,870         91,469         51,234
  Other operating income                          387,923        344,944        331,271
                                              -----------    -----------    -----------
      Total noninterest income                    870,925        766,435        730,655
                                              -----------    -----------    -----------
Noninterest expense
  Salaries and employee benefits (Note 10)      1,998,265      1,830,241      1,814,517
  Occupancy and equipment expense                 508,015        449,454        407,946
  Deposit insurance expense (Note 14)           1,148,468        336,744        373,073
  Data processing expense                         299,849        299,848        320,277
  Advertising                                     186,986        166,041        167,231
  Ohio franchise taxes                            179,342        167,207        164,284
  Other operating expenses                        771,657        812,970        835,682
                                              -----------    -----------    -----------
      Total noninterest expense                 5,092,582      4,062,505      4,083,010
                                              -----------    -----------    -----------

Income before income taxes and
 cumulative effect of a change in
 accounting method                              2,178,725      2,397,098      1,932,673

Provision for income taxes (Note 7)               744,899        801,821        573,237
                                              -----------    -----------    -----------

Income before cumulative effect of a
 change in accounting method                  $ 1,433,826    $ 1,595,277    $ 1,359,436

Cumulative effect of change in
 accounting for income taxes (Note 1)                                          (360,000)
                                              -----------    -----------    -----------

Net income                                    $ 1,433,826    $ 1,595,277    $   999,436
                                              ===========    ===========    ===========

Primary earnings per share before
 cumulative effect of a change in
 accounting method (Note 1)                   $       .84    $       .97    $       .80

Change in accounting method                                                        (.21)
                                              -----------    -----------    -----------

Primary earnings per share                    $       .84    $       .97    $       .59
                                              ===========    ===========    ===========

Fully diluted earnings per share before
 cumulative effect of a change in
 accounting method (Note 1)                   $       .84    $       .96    $       .79

Change in accounting method                                                        (.21)
                                              -----------    -----------    -----------

Fully diluted earnings per share              $       .84    $       .96    $       .58
                                              ===========    ===========    ===========

                         FIRST FEDERAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years ended September 30, 1996, 1995 and 1994

-------------------------------------------------------------------------------

                                                                              Minimum
                                                                              Additional   Total
                                      Common       Retained      Treasury     Pension      Stockholders'
                                      Stock        Earnings      Stock        Liability    Equity

Balance, October 1, 1993              $3,656,323   $ 7,695,890                $(121,708)   $11,230,505

Dividends declared, $.14 per share                    (234,335)                               (234,335)

Net income for the year ended
 September 30, 1994                                    999,436                                 999,436

Purchase of treasury shares                                      $(541,958)                   (541,958)

Change in minimum
 additional pension liability                                                    30,782         30,782
                                      ----------   -----------   ---------    ---------    -----------

Balance, September 30, 1994            3,656,323     8,460,991    (541,958)     (90,926)    11,484,430

Dividends declared, $.18 per share                    (282,441)                               (282,441)

Net income for the year ended
 September 30, 1995                                  1,595,277                               1,595,277

Change in minimum
 additional pension liability                                                   (52,229)       (52,229)
                                      ----------   -----------   ---------    ---------    -----------

Balance, September 30, 1995            3,656,323     9,773,827    (541,958)    (143,155)    12,745,037

Dividends declared,
 $.21 per share                                       (329,569)                               (329,569)

Net income for the year ended
 September 30, 1996                                  1,433,826                               1,433,826

Sale of treasury stock from
 exercise of options                                    (1,163)      6,563                       5,400

Change in minimum
 additional pension liability                                                   143,155        143,155
                                      ----------   -----------   ---------    ---------    -----------

Balance, September 30, 1996           $3,656,323   $10,876,921   $(535,395)   $       0    $13,997,849
                                      ==========   ===========   =========    =========    ===========

-------------------------------------------------------------------------------
        See accompanying notes to consolidated financial statements.


                         FIRST FEDERAL BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years ended September 30, 1996, 1995 and 1994

                                                         1996            1995            1994
                                                         ----            ----            ----
Cash flows from operating activities
  Net income                                         $  1,433,826    $  1,595,277    $    999,436
  Adjustments to reconcile net
   income to net cash provided
   by operating activities
    Depreciation and intangible amortization              253,549         219,628         210,805
    Net amortization/(accretion) on
     investment securities                                (17,356)         73,180         123,890
    Provision for loan losses                             130,823          60,340         191,925
    Net amortization of deferred fees                    (112,329)       (142,268)         34,825
    Deferred taxes                                       (244,484)         36,491         (39,016)
    Cumulative effect of accounting change                                                360,000
    Mortgage loans originated for sale                 (6,903,822)     (2,925,247)     (4,238,226)
    Proceeds from sale of mortgage loans                6,763,321       3,027,571       4,442,365
    Gain on sale of real estate                                                           (26,398)
    FHLB stock dividend                                  (118,600)        (91,200)        (51,100)
    Changes in other assets and other
     liabilities                                          703,320         231,980        (269,564)
                                                     ------------    ------------    ------------
      Net cash provided by
       operating activities                             1,888,248       2,085,752       1,738,942
                                                     ------------    ------------    ------------

Cash flows from investing activities
  Purchases of FHLB stock                                (176,800)       (535,600)
  Purchase of investment securities                    (5,455,986)     (1,730,914)     (2,092,612)
  Proceeds from maturities
   of investment securities                             5,792,447       2,016,655       1,425,000
  Principal collected on mortgage-
   backed securities                                      228,400         173,189         332,041
  Loans made to customers, net of principal
   repayments                                          (8,431,367)    (14,424,893)    (11,014,928)
  Proceeds from sales and payments
   received on real estate owned                                                          918,841
  Proceeds from sale of student loans                                   1,277,831
  Purchases of premises and equipment                  (3,114,164)     (1,218,427)       (516,686)
                                                     ------------    ------------    ------------
      Net cash used for investing
       activities                                     (11,157,470)    (14,442,159)    (10,948,344)
                                                     ------------    ------------    ------------

Cash flows from financing activities
  Net change in deposit accounts                          805,001         374,269      (1,317,732)
  Net change in borrowed funds with original
   maturities of less than three months                10,370,000      12,975,000      11,400,000
  Net change in advance payments by
   borrowers for taxes and insurance                      229,049          32,131        (128,893)
  Dividends paid                                         (313,823)       (282,441)       (234,335)
  Proceeds from exercise of options                         5,400
  Purchase of treasury shares                                                            (541,958)
                                                     ------------    ------------    ------------
      Net cash provided by
       financing activities                            11,095,627      13,098,959       9,177,082
                                                     ------------    ------------    ------------

Net change in cash and cash equivalents                 1,826,405         742,552         (32,320)

Cash and cash equivalents at beginning
 of year                                                6,335,583       5,593,031       5,625,351
                                                     ------------    ------------    ------------

Cash and cash equivalents at end of year             $  8,161,988    $  6,335,583    $  5,593,031
                                                     ============    ============    ============

Supplemental disclosures of cash flow information
  Cash paid during the year:
    Interest on deposits and borrowings              $  7,116,809    $  6,291,521    $  4,592,938
    Income taxes                                        1,015,000         663,000         740,000

    Noncash transactions:
      Transfer of real estate owned balance
       to loans                                                                           884,410


-------------------------------------------------------------------------------
        See accompanying notes to consolidated financial statements.


                         FIRST FEDERAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1996, 1995 and 1994
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of First Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary First Federal Savings Bank of Eastern Ohio (the "Bank"). All significant intercompany accounts and transactions have been eliminated.

Industry Segment Information: The Company grants residential, consumer and commercial loans to customers located primarily in east central Ohio. These loans account for substantially all of the Company's revenues. Mortgage loans make up approximately 61.5% of the Company's loan portfolio, 18.7% is made up of automobile loans, 15.0% is made up of multi-family, nonresidential and construction mortgage loans, and the remaining 4.8% is made up of consumer and commercial loans.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Areas involving the use of management's estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, the determination and carrying value of impaired loans, depreciation of premises and equipment, the net accrued pension liability, the carrying value of other real estate and loans held for sale recognized in the Company's financial statements. Actual results could differ from those estimates.

Investments and Mortgage-backed Securities: Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires corporations to classify certain debt and equity securities as held to maturity, trading or available for sale.

Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Securities classified as held to maturity are those management has positive intent and ability to hold to maturity. Trading securities are those purchased principally to sell in the near term and carried at fair value, with unrealized gains and losses reflected in earnings. The Company has no trading securities.

Securities classified as available for sale are carried at fair value. Net unrealized gains and losses are reflected as a separate component of stockholders' equity, net of tax effects. Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if management does not presently intend such a sale. The adoption of SFAS No. 115 had no effect on stockholders' equity as management classified all investments as held to maturity.

Realized gains and losses on disposition are based on net proceeds and the amortized cost of the security sold, using the specific identification method.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

Allowance for Losses on Loans: Because some loans may not be repaid in full, an allowance for loan losses is recorded. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, became effective October 1, 1995 and requires recognition of loan impairment. Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures.

Real Estate Owned: Real estate owned, other than that used in the normal course of business, is initially recorded at fair market value less estimated costs to sell the property. Any reduction to fair market value at the time of acquisition is accounted for as a loan charge off. Additional provisions for losses are made when the net realizable value of the property is determined to be less than the recorded value. Costs relating to development and improvement of real estate are capitalized whereas costs of holding such real estate are expensed as incurred. Also, gains or losses are recorded when the property is sold and are reflected in the Consolidated Statement of Income.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Premises are depreciated using the straight-line method over a 25 to 50 year period. Equipment is depreciated using the straight-line method, with lives ranging primarily from 3 to 20 years. Maintenance and repairs are expensed and major improvements are capitalized.

Interest Income on Loans: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if the interest accrual should be discontinued. The carrying value of impaired loans reflects cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

Loan Fees and Costs: The Company defers loan origination fees, net of direct loan origination costs and recognizes them over the life of the loan as a yield adjustment. The net amount deferred is reported as a reduction of loans.

Income Taxes: Effective October 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes," which requires that the Company follow the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The effect of the adoption of SFAS No. 109 as of October 1, 1993, is shown as a cumulative effect of an accounting principle change in the 1994 Consolidated Statement of Income.

Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing time deposits in financial institutions with initial maturities of 90 days or less. The Company reports net cash flows for customer loan and deposit transactions and borrowed funds with maturities of less than three months.

Earnings and Dividends per Common Share: Earnings per share (EPS) is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The common stock equivalents that result from the outstanding stock options granted are based on the average market price of the Company's stock for primary EPS and on the ending market price for the fully diluted EPS. On November 6, 1996, and on October 26, 1994, the Board of Directors declared two-for-one stock splits in the form of 100% stock dividends. All earnings and dividends per share disclosures have been restated to reflect these stock splits. The weighted average number of common stock and common stock equivalents during each year ended September 30 was as follows:

                                      1996         1995         1994
                                      ----         ----         ----

Primary earnings per share          1,697,094    1,640,194    1,695,948
Fully diluted earnings per share    1,716,515    1,660,670    1,702,556


Reclassifications: Certain reclassifications have been made to the 1995 and 1994 financial statements to be comparable to the 1996 presentation.


NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities held to maturity are as follows at September 30:

                                                             1996
                                     ---------------------------------------------------
                                                     Gross         Gross       Estimated
                                     Amortized     Unrealized    Unrealized      Fair
                                       Cost          Gains         Losses        Value
                                     ---------     ----------    ----------    ---------

U.S. Government Treasury
 and agency securities               $4,320,760                  $ (1,760)     $4,319,000
Other debt securities                   227,309                      (309)        227,000
                                     ----------                  --------      ----------
      Total investment securities     4,548,069                    (2,069)      4,546,000
Mortgage-backed securities            1,661,018    $ 7,826        (10,844)      1,658,000
                                     ----------    -------       --------      ----------

                                     $6,209,087    $ 7,826       $(12,913)     $6,204,000
                                     ==========    =======       ========      ==========

                                                             1995
                                     ---------------------------------------------------
                                                     Gross         Gross       Estimated
                                     Amortized     Unrealized    Unrealized      Fair
                                       Cost          Gains         Losses        Value
                                     ---------     ----------    ----------    ---------

U.S. Government Treasury
 and agency securities               $4,620,716    $ 6,584       $ (4,300)     $4,623,000
Other debt securities                   246,458                      (458)        246,000
                                     ----------    -------       --------      ----------
      Total investment securities     4,867,174      6,584         (4,758)      4,869,000
Mortgage-backed securities            1,889,418     28,953        (26,371)      1,892,000
                                     ----------    -------       --------      ----------

                                     $6,756,592    $35,537       $(31,129)     $6,761,000
                                     ==========    =======       ========      ==========

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                       Estimated
                                         Amortized       Fair
                                            Cost         Value
                                         ----------    ----------

Due in one year or less                  $3,222,654    $3,223,000
Due after one year through five years     1,098,106     1,096,000
Due after five through ten years            188,080       188,000
Due after ten years                          39,229        39,000
                                         ----------    ----------
                                          4,548,069     4,546,000
Mortgage-backed securities                1,661,018     1,658,000
                                         ----------    ----------

                                         $6,209,087    $6,204,000
                                         ==========    ==========

No debt securities were sold for fiscal years ending September 30, 1996, 1995 or 1994.

At September 30, 1996 and 1995, $3,585,000 and $2,885,000 of investment securities were pledged to collateralize public funds deposited in the Bank, respectively.

NOTE 3 - LOANS RECEIVABLE

The loan portfolio at September 30, 1996 and 1995 consisted of the following:

                                                 1996            1995
                                                 ----            ----

Real estate loans
  One- to four-family residences             $ 99,495,953    $ 97,346,561
  Multifamily                                   9,176,379       8,264,793
  Nonresidential                                8,504,671       7,285,499
  Construction loans                            6,581,920       3,601,340
                                             ------------    ------------
                                              123,758,923     116,498,193
Less
  Undisbursed portion of loans in process       5,104,813       2,273,775
  Net deferred loan origination fees              559,731         576,209
                                             ------------    ------------
      Total real estate loans                 118,094,379     113,648,209
                                             ------------    ------------

Consumer and other loans
  Automobile                                   30,375,556      26,766,717
  Loans on deposit accounts                       484,244         298,364
  Home equity, education and other             10,743,261      10,534,177
  Commercial loans                              1,663,436       1,544,330
                                             ------------    ------------
                                               43,266,497      39,143,588
  Net deferred loan origination costs             547,826         451,975
                                             ------------    ------------
      Total consumer and other loans           43,814,323      39,595,563
                                             ------------    ------------

Total loans                                   161,908,702     153,243,772

Less allowance for loan losses                  1,611,000       1,499,444
                                             ------------    ------------

                                             $160,297,702    $151,744,328
                                             ============    ============

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                   1996          1995          1994
                                   ----          ----          ----

Balance at beginning of year    $1,499,444    $1,021,209    $  821,330
Provision charged to income        130,823        60,340       191,925
Charge-offs                        (28,017)      (31,545)      (96,582)
Recoveries                           8,750       449,440       104,536
                                ----------    ----------    ----------
Balance at end of year          $1,611,000    $1,499,444    $1,021,209
                                ==========    ==========    ==========


The Bank classified no loans as impaired under SFAS No. 114 at September 30, 1996 or during the year then ended.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1996 and 1995 were approximately $12,854,000 and $9,888,000, respectively.

In the ordinary course of business the Bank has granted loans to certain officers, directors and their related interests. Related party loans are made substantially on the same terms as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Related party loan activity, for loans aggregating $60,000 or more to any one related party, is summarized as follows:


      Balance at September 30, 1995            $223,297
      Additions                                 339,500
      Repayments                                (30,863)
                                               --------
      Balance at September 30, 1996            $531,934
                                               ========

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following at September 30:

                                                  1996          1995
                                                  ----          ----

Land and improvements                          $  759,449    $  759,449
Office buildings and leasehold improvements     2,263,921     2,263,921
Furniture, fixtures and equipment               2,381,161     2,405,295
Construction in progress                        3,422,175       685,310
                                               ----------    ----------
      Total                                     8,826,706     6,113,975
Accumulated depreciation                        2,272,832     2,426,294
                                               ----------    ----------

                                               $6,553,874    $3,687,681
                                               ==========    ==========

Depreciation expense was $247,971, $189,050 and $180,227 for the years ended September 30, 1996, 1995 and 1994, respectively.


NOTE 5 - DEPOSITS

Deposits at September 30 are summarized as follows:

                                                    1996            1995
                                                    ----            ----

Noninterest-bearing checking                    $  3,978,251    $  3,169,803
Christmas club and other noninterest-bearing         369,976         355,520
                                                ------------    ------------

      Total noninterest-bearing                    4,348,227       3,525,323
                                                ------------    ------------

Money market checking                             22,306,521      20,266,154
Passbook and statement savings                    28,329,780      29,589,361
Negotiated-rate certificates of deposit            5,465,772       5,385,248
Fixed-rate certificates of deposit                69,621,316      70,500,529
                                                ------------    ------------

      Total interest-bearing                     125,723,389     125,741,292
                                                ------------    ------------

        Total deposits                          $130,071,616    $129,266,615
                                                ============    ============

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $11,836,000 and $11,017,000 at September 30,
1996 and 1995, respectively. Deposits greater than $100,000 are not insured by the Federal Deposit Insurance Corporation (FDIC).

At September 30, 1996, scheduled maturities of certificates of deposit are as follows for the year ending September 30:

                                    Amount
                                    ------

                    1997          $46,175,398
                    1998           21,664,541
                    1999            3,460,781
                    2000            2,282,515
                    2001            1,318,905
                    Thereafter        184,948
                                  -----------
                                  $75,087,088
                                  ===========

In conjunction with the renovation of the Company's main office, $96,862 of interest expense was capitalized into the cost of the construction in progress during the year ended September 30, 1996. Total interest expense for 1996 would have been $7,196,286 if the construction period interest were not capitalized.

NOTE 6 - BORROWED FUNDS

Borrowed funds consist solely of Federal Home Loan Bank (FHLB) advances. The Company had advances with original maturities of less than three months totaling $21,970,000 with variable rates of 6.10%. Fixed-rate long-term advances (6.51% average rate) consist of the following at September 30, 1996, by scheduled maturity:

                                  Amount
                                  ------

                 1997          $ 3,000,000
                 1998            2,000,000
                 1999            1,000,000
                 2000            2,000,000
                 2001            1,000,000
                 Thereafter      7,000,000
                               -----------
                               $16,000,000
                               ===========

At September 30, 1995, the Company had $11,600,000 (6.90% interest rate) of variable-rate advances and $16,000,000 (6.48% average interest rate) of fixed-rate advances.

At September 30, 1996, $1,930,100 of FHLB stock and $56,955,000 of one- to four-family residential loans were pledged to collateralize advances from the FHLB. Based on the Company's FHLB stock investment at September 30, 1996, the Company could borrow up to $38,602,000.


NOTE 7 - FEDERAL INCOME TAXES

The provision for federal income taxes for the years ended September 30 consists of the following components:

                                  1996         1995        1994
                                  ----         ----        ----

Current federal income taxes    $ 989,383    $765,330    $612,253
Deferred federal income
  tax expense (benefit)          (244,484)     36,491     (39,016)
                                ---------    --------    --------
                                $ 744,899    $801,821    $573,237
                                =========    ========    ========


The reconciled difference between the financial statement provision and amounts computed by using the statutory rate is as follows for the years ended September 30:

                                 1996                 1995                 1994
                           -----------------    -----------------    -----------------
                           Amount    Percent    Amount    Percent    Amount    Percent
                           ------    -------    ------    -------    ------    -------

Income tax computed at
 the statutory rate       $740,767    34.0%    $815,013    34.0%    $657,109    34.0%
Tax effect of
 miscellaneous items         4,132      .2      (13,192)    (.6)     (83,872)   (4.3)
                          --------    ----     --------    ----     --------    ----

                          $744,899    34.2%    $801,821    33.4%    $573,237    29.7%
                          ========    ====     ========    ====     ========    ====

The following are sources of gross deferred tax assets and liabilities as of September 30:

                                                     1996         1995         1994
                                                     ----         ----         ----

Items giving rise to deferred tax assets:
  Allowance for loan losses in excess
   of tax reserve                                 $ 174,256    $ 218,518    $ 264,785
  Deferred compensation                               3,628       46,951       28,856
  Pension expense                                    17,516        7,300        6,716
  Accrued vacation and sick pay                      33,320        5,745        5,285
  Gain on sale of real estate owned                  18,614        9,185
  Savings Association Insurance Fund
   capitalization assessment                        272,030
  Organizational costs                               10,625       10,625        9,775
  Other                                               9,813        8,190       14,458
                                                  ---------    ---------    ---------
      Gross deferred tax asset                      539,802      306,514      329,875
                                                  ---------    ---------    ---------

Items giving rise to deferred tax liabilities
  Deferred loan fees                               (192,727)    (283,867)    (344,311)
  FHLB stock dividends                             (266,703)    (226,345)    (179,710)
  Depreciation                                     (190,844)    (164,926)    (140,314)
  Amortization of certificate of
   deposit premium                                  (16,331)     (18,583)     (19,169)
  Investment accretion                               (8,925)      (3,019)        (106)
  Other                                             (10,014)
                                                  ---------    ---------    ---------
      Gross deferred tax liability                 (685,544)    (696,740)    (683,610)
                                                  ---------    ---------    ---------

Net deferred tax liability                        $(145,742)   $(390,226)   $(353,735)
                                                  =========    =========    =========


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company can be a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of those instruments. The Company follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. As of September 30, 1996, the Company had commitments to make loans and unfunded lines of credit (at market rates) of approximately $5,923,000, excluding loans in process. $5,169,000 were variable-rate and $754,000 were fixed-rate commitments. The Company also had commitments to sell $197,000 of fixed-rate mortgage loans at September 30, 1996.

At September 30, 1996 and 1995, the Company was required to have $832,000 and $702,000, respectively, on deposit with the Federal Reserve Bank or as cash on hand. These reserves do not earn interest.

The Bank entered into a commitment to renovate its main office. Management has estimated the total renovation costs to be $4,000,000. As of September 30, 1996, approximately $3,400,000 of renovation costs had been incurred.


NOTE 9 - RESTRICTIONS ON RETAINED EARNINGS AND CAPITAL
REQUIREMENTS

Retained earnings at September 30, 1996 and 1995 include approximately $1,615,000 for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments from carryback of net operating losses would create income for tax purposes only, which would be subject to current tax. The unrecorded deferred tax liability on the above amount at September 30, 1996 and 1995 was approximately $549,000.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, actions that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At September 30, 1996, management believes the Company and the Bank are in compliance with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under Section 38 of the Federal Deposit Insurance Act at September 30, 1996. To be well capitalized, the Bank must maintain minimum tangible, core and risk-based capital ratios of 5%, 6% and 10%, respectively. The Bank's actual capital amounts and ratios for capital adequacy purposes are as follows at September 30, 1996:

                                     Tangible            Core            Risk-based
                                     Capital            Capital            Capital
                                     --------           -------          ----------

Regulatory capital - computed      $ 12,494,000      $ 12,494,000      $ 13,718,000
Minimum capital requirement           2,767,000         5,534,000         9,553,000
                                   ------------      ------------      ------------

Regulatory capital - excess        $  9,727,000      $  6,960,000      $  4,165,000
                                   ============      ============      ============

Regulatory capital - computed              6.77%             6.77%            11.49%
Minimum capital requirement                1.50              3.00              8.00
                                   ------------      ------------      ------------

Excess                                     5.27%             3.77%             3.49%
                                   ============      ============      ============

Regulatory asset base              $184,477,000      $184,477,000      $119,409,000
                                   ============      ============      ============


NOTE 10 - PENSION PLAN

The Bank has a noncontributory defined benefit pension plan providing retirement and death benefits for all of its eligible employees. The Plan's benefit formula is the projected unit credit formula which encompasses future salary levels and participants' years of service and cash surrender value of insurance policies. Net pension cost for the years ended September 30 includes the following components:

                                                   1996         1995         1994
                                                   ----         ----         ----

Service cost - benefits earned during year       $107,029     $ 77,174     $101,554
Interest cost on projected benefit obligation      78,113       61,115       61,773
Actual return on plan assets                        8,571      (31,435)      13,037
Net amortization and deferral                     (10,722)      25,473        3,106
                                                 --------     --------     --------

Net pension cost                                 $182,991     $132,327     $179,470
                                                 ========     ========     ========


The following table sets forth the funded status and amounts recognized in the statements of financial condition at September 30, 1996 and 1995.

                                                         1996           1995
                                                         ----           ----

      Actuarial present value of benefit obligation:

        Vested benefit obligation                     $  598,783     $  842,987
                                                      ==========     ==========

        Accumulated benefit obligation                $  612,254     $  873,683
                                                      ==========     ==========

      Plan assets at fair value                       $  774,606     $  713,297
      Actuarial present value of projected benefit
        obligation for services rendered to date       1,042,402      1,562,260
                                                      ----------     ----------
      Unfunded projected benefit obligation             (267,796)      (848,963)
      Unrecognized net loss                              200,373        831,732
      Unrecognized transition liability, net of
       amortization                                       15,043         16,311
      Minimum additional pension liability                             (159,466)
                                                      ----------     ----------

      Net accrued pension liability                   $  (52,380)    $ (160,386)
                                                      ==========     ==========

                                                         1996          1995
                                                         ----          ----

      Assumptions for the plan valuations include:
      Weighted average discount rate                     7.71%         5.00%
      Annual rate of increase in compensation levels     4.00%         4.00%
      Expected long-term rate of return on assets        5.00%         5.00%

The unrecognized transition liability is being amortized straight-line as a component of pension cost over a 19-year period.

Plan assets are invested in Bank certificates of deposit and money market funds held by the Bank and cash surrender value of insurance policies.

For financial reporting purposes, an additional liability is recognized for the amount by which the accumulated benefit obligation exceeds plan assets. An intangible asset is recorded up to the sum of the unrecognized prior service costs and transition obligation, and stockholders' equity is reduced for the excess.


NOTE 11 - PARENT COMPANY

Condensed financial information of First Federal Bancorp, Inc. as of September 30 is as follows:

              CONDENSED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 1996 and 1995

                                                       1996           1995
                                                       ----           ----

      ASSETS
        Deposits with subsidiary                   $   884,328     $   650,539
        Commercial loans                               262,799          69,686
        Other assets                                    13,218         132,720
        Investment securities held to maturity
          (Fair value - $249,145 in 1996
          and $498,000 in 1995)                        249,408         498,113
        Investment in subsidiary, at equity in
          underlying value of net assets            12,679,951      11,478,922
                                                   -----------     -----------

          Total assets                             $14,089,704     $12,829,980
                                                   ===========     ===========

      LIABILITIES
        Other liabilities                          $    91,855     $    84,943

      STOCKHOLDERS' EQUITY                          13,997,849      12,745,037
                                                   -----------     -----------

        Total liabilities and stockholders'
         equity                                    $14,089,704     $12,829,980
                                                   ===========     ===========


                        CONDENSED STATEMENTS OF INCOME
                Years ended September 30, 1996, 1995 and 1994

                                             1996           1995           1994
                                             ----           ----           ----

      Dividend income                      $  400,000     $  500,000     $1,850,000
      Equity in undistributed income
        of subsidiary and net earnings      1,057,871      1,123,989       (754,127)
      Interest income                          65,571         87,556         17,923
                                           ----------     ----------     ----------

        Total income                        1,523,442      1,711,545      1,113,796

      Other expenses                           89,616        116,268        114,360
                                           ----------     ----------     ----------

          Net income                       $1,433,826     $1,595,277     $  999,436
                                           ==========     ==========     ==========

                      CONDENSED STATEMENTS OF CASH FLOWS
                Years ended September 30, 1996, 1995 and 1994

                                              1996            1995           1994
                                              ----            ----           ----

      Operating activities
        Net income                         $ 1,433,826     $ 1,595,277     $  999,436
        Amortization/(accretion)
          of investment securities              (1,812)             25            846
        Equity in undistributed income of
          subsidiary                        (1,057,871)     (1,123,989)       754,127
        Net change in other assets
          and liabilities                      110,665        (109,996)           629
                                           -----------     -----------     ----------
          Net cash provided by operating
            activities                         484,808         361,317      1,755,038
                                           -----------     -----------     ----------

      Investing activities
        Purchase of investment securities     (499,483)                      (998,984)
        Proceeds from maturities of
          investment securities                750,000         500,000
        Loans made to customers, net
          of principal repayments             (193,113)        (69,686)
                                           -----------     -----------     ----------
          Net cash provided/(used) by
            investing activities                57,404         430,314       (998,984)
                                           -----------     -----------     ----------

      Financing activities
        Purchase of treasury stock                                           (541,958)
        Proceeds from exercise of options        5,400
        Dividends paid                        (313,823)       (282,441)      (234,335)
                                           -----------     -----------     ----------
          Net cash used by
            financing activities              (308,423)       (282,441)      (776,293)
                                           -----------     -----------     ----------

      Net change in cash and cash
        equivalents                            233,789         509,190        (20,239)

      Cash and cash equivalents at
        beginning of year                      650,539         141,349        161,588
                                           -----------     -----------     ----------

      Cash and cash equivalents at
          end of year                      $   884,328     $   650,539     $  141,349
                                           ===========     ===========     ==========

NOTE 12 - STOCK OPTION PLANS

The Company has four stock option plans, two Incentive Stock Option Plans for Officers and Key Employees and two Stock Option Plans for Nonemployee Directors, that were approved by the Board of Directors and were ratified by the Company's shareholders at the annual meetings in February 1993 and February 1995. Reserved shares and options granted under the plans at September 30 are as follows, stated to reflect the stock dividend in the nature of a two-for-one stock split approved by the Board of Directors on November 6, 1996:

                                                               1996      1995
                                                               ----      ----

Shares reserved for issuance under the Incentive Stock
  Option Plan for Officers and Key Employees                 208,270    208,270

Options granted:   $ 2.50 per share                           72,880     72,880
                     5.00 per share                            2,000      2,000
                     5.25 per share                            2,000      2,000
                     6.50 per share                            6,600      6,600
                     6.75 per share                           64,000     64,000
                    10.75 per share                            4,400
                                                             -------    -------

                                                             151,880    147,480
                                                             -------    -------

Shares available                                              56,390     60,790
                                                             =======    =======


Options exercised: $ 5.00 per share                              400
                     5.25 per share                              400
                     6.50 per share                              200
                                                             -------
                                                               1,000
                                                             =======

                                                               1996       1995
                                                               ----       ----

Shares reserved for issuance under the
  Stock Option Plan for Nonemployee Directors                113,812    113,812

Options granted:  $ 2.50 per share                            34,960     34,960
                  $ 6.81 per share                            32,000     32,000
                  $ 9.88 per share                            16,740
                                                             -------    -------

                                                              83,700     66,960
                                                             -------    -------

Shares available                                              30,112     46,852
                                                             =======    =======


NOTE 13 - DIVIDENDS

By regulation, limitations have been imposed on all capital distributions by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the Office of Thrift Supervision (OTS). For example, a thrift which is given one of the two highest examination ratings and has capital, as defined, equal to its fully phased-in regulatory capital requirements could, after prior notice but without the prior approval of the OTS, make capital distributions in any year that would reduce by one-half the amount of its capital which exceeds its fully phased-in capital requirement, as adjusted to reflect net income to date during the year. Other thrifts would be subject to more stringent procedural and substantive requirements, the most restrictive being prior OTS approval of any capital distribution. At September 30, 1996, these limitations would not restrict the Company from paying normal dividends.


NOTE 14 - SAVINGS ASSOCIATION INSURANCE FUND ASSESSMENT

On September 30, 1996, legislation was passed to recapitalize the Savings Association Insurance Fund (SAIF). As a result, all savings and loan institutions will pay a one time assessment of $.657 per $100 of deposits held as of March 31, 1995. Consequently, the Company recognized an $800,100 expense in the 1996 Consolidated Statement of Income.

NOTE 15 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table shows carrying value and the related estimated fair values of financial instruments at September 30, 1996. Items that are not financial instruments are not included.

                                                   Carrying        Estimated
                                                   Amounts         Fair Value
                                                   --------        ----------

      Financial assets
      Cash and cash equivalents                  $  8,161,988     $  8,162,000
      Investment securities held to maturity        4,548,069        4,546,000
      Mortgage-backed securities                    1,661,018        1,658,000
      FHLB stock                                    1,930,100        1,930,100
      Loans, net of allowance for loan losses     160,297,702      160,123,000
      Accrued interest receivable                     956,418          956,000

      Financial liabilities
      Demand and savings deposits                 (54,984,528)     (54,985,000)
      Certificates of deposit                     (75,087,088)     (75,333,000)
      Borrowed funds                              (37,970,000)     (38,099,000)
      Advances from borrowers for taxes
        and insurance                                (540,734)        (541,000)
      Accrued interest payable                       (433,648)        (434,000)


For purposes of the above disclosures of estimated fair value, the following assumptions were used as of September 30, 1996. The estimated fair values for cash and cash equivalents, FHLB stock, accrued interest receivable, demand and savings deposits, variable-rate borrowed funds, advances from borrowers for taxes and insurance and accrued interest payable are considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for variable-rate loans which reprice in less than six months is considered to approximate cost.
The estimated fair value for fixed-rate loans is based on estimates of the rates the Company would charge for similar loans at September 30, 1996, applied over estimated payment periods. The estimated fair values for certificates of deposit and fixed-rate borrowings are based on estimates of the rates the Company would pay on such deposits and borrowings at September 30, 1996, applied for the time period until maturity. The estimated fair value of commitments is not material.

While these estimates of fair values are based on management's judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at September 30, 1996, the estimated fair values would necessarily have been achieved at that date, since fair values may differ depending on various circumstances. The estimated fair values at September 30, 1996 should not necessarily be considered to apply at subsequent dates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
       Not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; compliance with section 16(a) of the Exchange Act.

      The information contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of First Federal Bancorp, Inc. (the "Proxy Statement"), under the captions "Proposal One: Election of Directors" and "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

      The following table presents certain information in respect of the executive officers of Bancorp:


      Name(1)                   Age(2)                  Position
      -------                   ------                  --------

Ward D. Coffman, III              43             Secretary
Connie Ayres LaPlante             40             Treasurer
John C. Matesich, III             53             Chairman of the Board
J. William Plummer                51             President

      The following table presents certain information in respect of the executive officers of First Federal:

      Name(1)                   Age(2)                  Position
      -------                   ------                  --------

Connie Ayres LaPlante             40             Treasurer and Senior Vice President
John C. Matesich, III             53             Chairman of the Board
J. William Plummer                51             President and Chief Executive Officer
Larry W. Snode                    47             Secretary and
                                                 Senior Vice President - Operations
Thomas N. Sulens                  45             Senior Vice President - Lending

____________________________
<F1> There are no family relationships among the executive officers of
     Bancorp or First Federal.
<F2> As of December 15, 1996.

      Ward D. Coffman, III, the Secretary of Bancorp, is an attorney who has been engaged in private practice in the Zanesville area for more than five years. Mr. Coffman also serves as a director of both Bancorp and First Federal.

      Connie Ayres LaPlante is the Treasurer of both Bancorp and First Federal and is also a Senior Vice President of First Federal. Ms. LaPlante began employment with First Federal in 1978. Ms. LaPlante is a member of the Board of Directors of both Bancorp and First Federal.

      John C. Matesich, III, the Chairman of the Board of both Bancorp and First Federal, is the President of Matesich Distributing Co., a beer and wine distributor in Southeastern Ohio. Mr. Matesich has been the President of Matesich Distributing Co. since 1990 and has been employed by Matesich Distributing for more than five years.

      J. William Plummer has been the President and Chief Executive Officer of First Federal since 1979 and has been the President of Bancorp since its incorporation in January 1992. Mr. Plummer also serves as a director of both Bancorp and First Federal.

      Larry W. Snode is First Federal's Secretary and Senior Vice President in charge of Operations. Mr. Snode began employment with First Federal in 1977.

      Thomas N. Sulens is the Senior Vice President in charge of Lending for First Federal. Mr. Sulens commenced employment with First Federal in 1973.


Item 10.  Executive Compensation.

      The information contained in the Proxy Statement under the captions "Compensation of Executive Officers and Directors" and "Proposal Two:
Approval of the Performance Plan" are incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      (a)  Security Ownership of Certain Beneficial Owners

      The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and
Management" is incorporated herein by reference.

      (b)  Security Ownership of Management

      The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and
Management" is incorporated herein by reference.

      (c)  Changes in Control

      Not applicable.

Item 12.    Certain Relationships and Related Transactions.

      The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors -- Certain Transactions with First Federal" is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

        (a)(1) The following consolidated financial statements are filed as a part of this Report:

          (A)  Consolidated Statements of Financial Condition at
               September 30, 1996 and 1995.

          (B) Consolidated Statements of Income for each of the years ended September 30, 1996, 1995 and 1994.

          (C) Consolidated Statements of Shareholders' Equity for each of the years ended September 30, 1996, 1995 and 1994.

          (D) Consolidated Statements of Cash Flows for each of the years ended September 30, 1996, 1995 and 1994.

          (E)  Notes to Consolidated Financial Statements.

        (a)(2) All schedules have been omitted because the information contained in such schedules is either inapplicable or is included in the Notes to Consolidated
Financial Statements.

        (a)(3)   Exhibits

            Item 3.     Articles of Incorporation, Amendment to
                        Articles of Incorporation, Code of Regulations, and Amendment to Code of Regulations.
            Item 10.    Material contracts.
                        Employment Agreement - J. William Plummer
                        Employment Agreement - Connie Ayres LaPlante
            Item 21.    Subsidiaries of the Registrant.
            Item 23.    Consent of Auditors
            Item 27.    Financial Data Schedule
            Item 99.1   Proxy Statement
            Item 99.2   Safe Harbor Under the Private Securities
                        Litigation Reform Act of 1995


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       First Federal Bancorp, Inc.


                                       By /s/ J. William Plummer
                                              J. William Plummer
                                              President
                                              (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Connie Ayres LaPlante           By /s/ Don R. Parkhill
       Connie Ayres LaPlante                  Don R. Parkhill
       Treasurer and a Director               Director
       (Principal Accounting Officer)

Date December 18, 1996                 Date December 18, 1996


By /s/ Ward D. Coffman, III            By /s/ John C. Matesich, III
       Ward D. Coffman, III                   John C. Matesich, III
       Secretary and a Director               Chairman of the Board

Date December 18, 1996                 Date December 18, 1996


By /s/ Robert D. Goodrich, II         By /s/  J. William Plummer
       Robert D. Goodrich, II                 J. William Plummer
       Director                               President and a Director

Date December 18, 1996                Date December 18, 1996


By /s/ Patrick L. Hennessey
       Patrick L. Hennessey
       Director

Date December 18, 1996


                               INDEX TO EXHIBITS



 EXHIBIT
 NUMBER                   DESCRIPTION                                     PAGE NUMBER
 --------                 -----------                                     -----------

    3.1      Articles of Incorporation of First       The Articles of Incorporation of First Federal Bancorp,
             Federal Bancorp, Inc.                    Inc. ("Bancorp"), filed as Exhibit 3.1 to Bancorp's
                                                      Registration Statement on Form S-1 ("S-1") filed with
                                                      the Securities and Exchange Commission ("SEC") on March
                                                      16, 1992, are incorporated herein by reference.

    3.2      Amendment to the Articles of             The Amendment to the Articles of Incorporation of Bancorp
             Incorporation of First Federal           filed as Exhibit 3.2 to Bancorp's 10-K for the fiscal
             Bancorp, Inc.                            year ended September 30, 1992, filed with the SEC on
                                                      December 29, 1992 (the "1992 10-K")
                                                      is incorporated herein by reference.

    3.3      Code of Regulations of First Federal     The Code of Regulations of Bancorp filed as Exhibit 3.2
             Bancorp, Inc.                            to Bancorp's S-1 filed with the SEC on March 16, 1992,
                                                      is incorporated herein by reference.

    3.4      Amendment to the Code of Regulations     The Amendment to the code of Regulations of Bancorp filed
             of First Federal Bancorp, Inc.           as Exhibit 3.4 to the 1992 10-K is incorporated herein
                                                      by reference.

   10.1      Amended Management Recognition Plan      The Amended Management Recognition Plan and Trust
             and Trust Agreement of First Federal     Agreement of First Federal Savings Bank of Eastern Ohio
             Savings Bank of Eastern Ohio             included as Exhibit A to Bancorp's Proxy Statement filed
                                                      as Exhibit 28 to the 1992 10-K is incorporated herein
                                                      by reference.

   10.2      First Federal Bancorp, Inc. 1992         The First Federal Bancorp, Inc. 1992 Stock Option Plan
             Stock Option Plan for Officers and       for Officers and Key Employees included as Exhibit B to
             Key Employees                            Bancorp's Proxy Statement filed as Exhibit 28 to the 1992
                                                      10-K is incorporated herein by reference.

   10.3      First Federal Bancorp, Inc. 1992 Stock   The First Federal Bancorp, Inc. 1992 Stock Option Plan
             Option Plan for Non-Employee Directors   for Non-Employee Directors included as Exhibit C to
                                                      Bancorp's Proxy Statement filed as Exhibit 28 to the 1992
                                                      10-K is incorporated herein by reference.

   10.4      Employment Agreement between First       ----------
             Federal Savings Bank of Eastern Ohio
             and J. William Plummer

   10.5      Employment Agreement between First       ----------
             Federal Savings Bank of Eastern Ohio
             and Connie Ayres LaPlante

   10.6      Tax Sharing Agreement between First      The tax sharing agreement between First Federal Bancorp
             Federal Savings Bank of Eastern Ohio     and First Federal filed as exhibit 10.6 in the 1993
             and First Federal Bancorp, Inc.          10-KSB is incorporated herein by reference.

   10.7      First Federal Bancorp, Inc. 1994 Stock   The First Federal Bancorp, Inc. 1994 Stock Option Plan
             Option Plan for Officers and Key         for Officers and Key Employees included as Exhibit A
             Employees                                to Bancorp's Proxy Statement filed as Exhibit 28 to the
                                                      1994 10-KSB is incorporated herein by reference.

   10.8      First Federal Bancorp, Inc. 1994 Stock   The First Federal Bancorp, Inc. 1994 Stock Option Plan
             Option Plan for Non-Employee Directors   for Non-Employee Directors included as Exhibit B to
                                                      Bancorp's Proxy Statement filed as Exhibit 28 to the
                                                      1994 10-KSB is incorporated herein by reference.

   21        Subsidiaries of First Federal Bancorp,   The list of the subsidiary of Bancorp filed as
             Inc.                                     Exhibit 22 to the 1992 10-K is incorporated herein by
                                                      reference.

   23        Consent of Auditors                      ----------

   27        Financial Data Schedule                  ----------

   99.1      Proxy Statement for the 1997 Annual      ----------
             Meeting of Shareholders of First
             Federal Bancorp, Inc.

   99.2      Safe Harbor Under the Private            ----------
             Securities Litigation Reform Act
             of 1995