Form 10QSB
period 1996-12-31
FIRST FEDERAL BANCORP INC/OH/
filed 1997-02-13
CIK 885076

FORM 10-QSB

                   U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 (Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996


[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT

               For the transition period from ______ to ______
               Commission File No. 0-20380


                         FIRST FEDERAL BANCORP, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                Ohio                                 31-1341110
    -------------------------------            ----------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

          505 Market Street
          Zanesville, Ohio                              43701
          -----------------                             -----
        (Address of principal                        (Zip Code)
          executive office)

      Registrant's telephone number, including area code:  (614) 453-0606

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                No
    -----                                 -----

      As of January 31, 1997, the latest practicable date, 1,571,716 shares of the registrant's common stock, no par value, were issued and outstanding.

                             Page 1 of 13 Pages



                         FIRST FEDERAL BANCORP, INC.

                                    INDEX
                                    -----


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



                                   PART I
                                   ------

                            FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         At Dec. 31     At September 30
                                                            1996             1996
                                                            ----             ----

ASSETS
Cash and amounts due from depository institutions       $  5,669,276    $  4,986,988
Overnight deposits                                         3,350,000       3,175,000
                                                        ----------------------------
      Cash and cash equivalents                         $  9,019,276    $  8,161,988
Investment securities held to maturity (Fair
 value - $4,539,000 in 12/96 and $4,546,000 in 9/96)       4,540,684       4,548,069
Mortgage-backed securities held to maturity (Fair
 value - $1,603,000 in 12/96 and $1,658,000 in 9/96)       1,590,712       1,661,018
Loans receivable, net                                    163,148,011     160,297,702
Premises and equipment, net                                7,116,276       6,553,874
Accrued interest receivable and other assets               3,649,682       3,244,605
                                                        ----------------------------
      Total Assets                                      $189,064,641    $184,467,256
                                                        ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                              $126,315,404    $130,071,616
  Borrowed funds                                          46,670,000      37,970,000
  Advances from borrowers for taxes and insurance            593,013         540,734
  Accrued expenses and other liabilities                   1,149,418       1,887,057
                                                        ----------------------------
      Total Liabilities                                 $174,727,835    $170,469,407
                                                        ----------------------------

Stockholders' Equity
  Preferred stock, $100 par value, 1,000,000 shares
   authorized, no shares issued and outstanding
  Common stock, no par value, 4,000,000 shares
   authorized, 1,653,300 shares issued                  $  3,656,323    $  3,656,323
  Retained earnings                                       11,205,378      10,876,921
  Treasury shares, 81,584 shares                            (524,895)       (535,395)
                                                        ----------------------------
      Total Stockholders' Equity                        $ 14,336,806    $ 13,997,849
                                                        ----------------------------

      Total Liabilities and Stockholders' Equity        $189,064,641    $184,467,256
                                                        ============================


See Notes to the Consolidated Financial Statements.



                         First Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended
                                                                    December 31
                                                             ------------------------
                                                                1996          1995
                                                                ----          ----

INTEREST INCOME
  Interest and fees on loans                                 $3,432,804    $3,217,021
  Interest on mortgage-backed securities                         30,199        32,321
  Interest on investment securities                              63,942        70,622
  Interest on other interest earning investments                 42,542        33,501
                                                             ------------------------
      Total Interest Income                                   3,569,487     3,353,465
                                                             ------------------------

INTEREST EXPENSE
  Interest on deposits                                        1,297,536     1,374,310
  Interest on borrowed money                                    599,884       421,398
                                                             ------------------------
      Total Interest Expense                                  1,897,420     1,795,708
                                                             ------------------------

      Net Interest Income                                     1,672,067     1,557,757
                                                             ------------------------

      Provision for Loan Losses                                 147,663        43,898

      Net Interest Income After Provision for Loan Losses     1,524,404     1,513,859
                                                             ------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                            75,848        78,746
  Gain on sale of loans                                          15,360        14,131
  Dividends on FHLB stock                                        37,624        28,842
  Other operating income                                        103,131        99,578
                                                             ------------------------
      Total Noninterest Income                                  231,963       221,297
                                                             ------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                                457,092       484,704
  Occupancy and equipment expense                               172,676       118,007
  Deposit insurance expense                                      87,602        83,928
  Data processing expense                                        79,092        69,730
  Advertising                                                    57,614        40,403
  Ohio franchise taxes                                           44,938        41,828
  Other operating expenses                                      224,460       202,434
                                                             ------------------------
      Total Noninterest Expenses                              1,123,474     1,041,034
                                                             ------------------------

      Income Before Income Taxes                                632,893       694,122
                                                             ------------------------

      Provision for Income Taxes                                208,935       228,794
                                                             ------------------------

      Net Income                                             $  423,958    $  465,328
                                                             ========================

EARNINGS PER COMMON & COMMON
 EQUIVALENT SHARES
  Primary                                                    $      .25    $      .28
                                                             ------------------------
  Fully diluted                                              $      .25    $      .28
                                                             ------------------------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Primary                                                     1,705,616     1,678,090
                                                             ------------------------
  Fully diluted                                               1,713,068     1,686,907
                                                             ------------------------

DIVIDENDS DECLARED PER SHARE                                 $      .06    $      .05
                                                             ------------------------



                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                            Three Months Ended
                                                                                December 31
                                                                         --------------------------
                                                                            1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:                                       ----           ----

  Net Income                                                             $   423,958    $   465,328

  Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for loan losses                                                147,663         43,898
    Depreciation                                                              92,983         50,835
    Federal Home Loan Bank stock dividends                                   (37,600)       (28,800)
    Amortization of net premiums (discounts) on investment securities        (32,124)         8,694
    Mortgage loans originated for sale                                    (1,234,585)      (803,450)
    Proceeds from sale of mortgage loans                                   1,241,977        803,450
    Change in other assets and other liabilities                            (663,916)       124,445
                                                                         --------------------------

      Net Cash Provided by Operating Activities                              (61,644)       664,400
                                                                         --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities                        1,499,956        254,675
  Purchases of investment securities/FHLB stock                           (1,901,647)             -
  Loans originated, net of principal repayments                           (3,013,309)      (411,022)
  Principal collected on mortgage-backed securities                           70,306         46,479
  Purchases of premises and equipment                                       (655,386)      (794,462)
                                                                         --------------------------

      Net Cash Used for Investing Activities                              (4,000,080)      (904,330)
                                                                         --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                                          (3,756,212)       553,106
  Net change in advance payments by borrowers for taxes and insurance         52,280        354,177
  Net change in borrowed funds with original maturities of less
   than three months                                                       8,700,000        835,000
  Dividends paid                                                             (86,356)       (78,456)
  Proceeds from exercise of options                                            9,300              -
                                                                         --------------------------

      Net Cash Provided by Financing Activities                            4,919,012      1,663,827
                                                                         --------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      857,288      1,423,897

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           8,161,988      6,335,583
                                                                         --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 9,019,276    $ 7,759,480
                                                                         ==========================


                         FIRST FEDERAL BANCORP, INC.
                 Notes to Consolidated Financial Statements

1.  Basis of Presentation
    ---------------------

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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of December 31, 1996, and September 30, 1996, and the results of its operations for the three months ended December 31, 1996, and 1995, and its cash flow for the three months ended December, 1996 and 1995. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.  Commitments
    -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $1,298,555 and $133,109 respectively, at December 31, 1996.

3.  Earnings and Dividends Per Common Share
    ---------------------------------------

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

4.  Allowance for Losses on Loans
    -----------------------------

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

Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, became effective October 1, 1995, and requires recognition of loan impairment. Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended December 31, 1996.

5.  Interest Income on Loans
    ------------------------

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

General
-------

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

Note Regarding Forward-Looking Statements
-----------------------------------------

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, First Federal's operations and First Federal's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and First Federal's market area generally. See Exhibit 99 hereto, which is incorporated herein by reference.

Some of the forward-looking statements included herein are the statements regarding the following:

1.  Management's determination of the amount of loan loss allowance;

2.  Management's belief that deposits will grow slightly during fiscal year
    1997;

3.  Management's anticipation that loan demand will remain steady;

4. Management's anticipation that adjustable-rate loans will reprice higher in fiscal year 1997;

5.  Changes in deposit insurance assessments; and

6.  Legislative changes with respect to the federal thrift charter.

Changes in Financial Condition from September 30, 1996, to December 31, 1996
----------------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $4.6 million, or 2.49%, from $184.5 million at September 30, 1996, to $189.1 million at December 31, 1996. The increase is due primarily to an increase in loans receivable of $2.9 million, a $500,000 increase in FHLB stock, and a $600,000 increase in premises and equipment due to the $4.0 million renovation and construction project at the Main Office, which was completed in November 1996.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $5.7 million at December 31, 1996, which is an increase of $700,000 from September 30, 1996. The regulatory liquidity of the Savings Bank was 5.99% at December 31, 1996, which was in excess of the minimum regulatory requirement of 5%. Funds are available through FHLB advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance increased $2.9 million for the three-month period as the anticipated steady mortgage and consumer loan volume in the Savings Bank's market area continued.

As of December 31, 1996, the Savings Bank had borrowed funds from the FHLB in the amount of $46.7 million at a weighted average rate of 5.80%. FHLB advances increased $8.7 million, or 22.89%, from $38 million at September 30, 1996. Deposits decreased by $3.8 million, or 2.88%, from $130.1 million at September 30, 1996, to $126.3 million at December 31, 1996. Management believes that the Savings Bank will experience a slight increase in deposits during the current fiscal year in spite of the decrease during the first quarter. As the result of the decrease in the SAIF premium cost, the Savings Bank can afford to pay depositors a slightly higher rate while managing the cost of funds. FHLB advances have increased in cost compared to deposits of a similar term. The Savings Bank therefore plans to become more aggressive in promoting deposit products. No assurance can be provided, however, that deposits will grow. Deposit levels are affected by national, as well as local, interest rates and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at December 31, 1996.


                                               Amount      Percent of
                                           (In Thousands)    Assets
                                           --------------  ----------

            Actual Tangible Capital           $12,830         6.81%
            Required Tangible Capital           2,826         1.50%
                                              ---------------------
            Excess Tangible Capital           $10,004         5.31%

            Actual Core Capital               $12,830         6.81%
            Required Core Capital               5,652         3.00%
                                              ---------------------
            Excess Core Capital               $ 7,178         3.81%

            Actual Risk Based Capital         $14,105        11.54%
            Required Risk Based Capital         9,775         8.00%
                                              ---------------------
            Excess Risk Based Capital         $ 4,330         3.54%


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

Legislation to recapitalize the SAIF and to eliminate the significant premium disparity between the BIF and the SAIF became effective September 30, 1996. Pursuant to the recapitalization plan, First Federal paid, on November 27, 1996, an additional pre-tax assessment of $800,100. Such payment was recorded as an expense and accounted for by First Federal as of September 30, 1996. Earnings and capital were, therefore, negatively affected for the quarter ended September 30, 1996, by an after-tax amount of approximately $528,000.

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

The recapitalization plan also provides for the merger of the SAIF and the BIF effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, First Federal would have to convert to a different financial institution charter and would be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks.

In addition, Bancorp might become subject to more restrictive holding company requirements, including activity limits and capital requirements similar to those imposed on First Federal. Bancorp cannot predict the impact of the conversion of First Federal to, or regulation of First Federal as, a bank until the legislation requiring such change is enacted.

In August 1996, Congress passed legislation repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes and requiring any bad debt reserves taken after 1987, using the percentage of taxable income method, be included in future taxable income of the association over a six-year period. A two-year delay is permitted for institutions meeting a residential mortgage loan origination test. At September 30, 1996, First Federal had approximately $1.1 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture was established in prior years, so First Federal's net income will not be negatively affected by this legislation.

Comparison of Operating Results for the Three-Month
---------------------------------------------------
Periods Ended December 31, 1996, and 1995
-----------------------------------------

Net interest income before provision for loan losses increased $114,000 for the three-month period. The net increase is a result of the increases in total interest income exceeding increases in total interest expense. Total interest income increased by $216,000 for the three-month period ended December 31, 1996, compared to the same period in 1995. The increases are primarily due to an increase in the interest rate earned on mortgage loans and an increase in loans receivable as the result of the stable loan market. The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates.

Interest expense increased by $102,000 for the three-month period ended December 31, 1996, as the result of increases in interest rates of savings deposits at First Federal and in the borrowings at the Federal Home Loan Bank. It is anticipated that interest rates will remain relatively stable during the remaining fiscal year 1997, and that the adjustable-rate mortgage loan portfolio will reprice at slightly higher rates because most loans originated during fiscal year 1996 were not initially priced at the fully-indexed interest rate and will be repricing upward at their first adjustment and because the balance of the adjustable-rate mortgage loan portfolio will not reprice substantially lower during 1997. No assurance can be provided, however, that interest rates will remain stable. Interest rates are affected by general local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of Bancorp.

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $718,000 at December 31, 1996, which represents .44% of total loans. This was an increase of $226,000 from December 31, 1995.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans and on real estate owned. The allowance for losses on loans and on real estate owned was $1,723,000 at December 31, 1996, compared to $1,545,000 at December 31, 1995. During the three-month period ended December 31, 1996, the Savings Bank recorded no recoveries, compared to net recoveries of $2,000 during the same period of 1995. The provisions for loan losses during the three-month periods ended December 31, 1996, and 1995, were $148,000 and $44,000 respectively.

The Savings Bank classified no loans meeting the definition of impaired during the quarter ended December 31, 1996.

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

Noninterest Income and Expense
------------------------------

The federal income tax provision decreased $20,000 for the three-month period ended December 31, 1996, compared to the same period in 1995, due to lower net income for the period.

Total noninterest income increased $11,000 for the three-month period ended December 31, 1996, compared to the same period in 1995. Dividends on FHLB stock increased $9,000 due to an increase in FHLB stock held.

Total noninterest expenses increased $82,000 for the quarter ended December 31, 1996, compared to the same period in 1995. Salaries and benefits decreased $28,000 due to the absence of a need to establish an increase in accruals for sick pay earned of $10,000 as was needed in the comparative three-month period and a decrease of $8,000 in retirement plan costs. The data processing expense increased $9,000 for the comparative three-month period due to increased use of the service bureau products. Occupancy expenses increased $55,000 for the quarter ended December 31, 1996, due to increased depreciation of $40,000 as a result of the completion of the Main Office construction project. Utilities also increased $3,400 and repairs and maintenance to other offices increased $11,500.

Advertising increased $17,000 for the quarter ended December 31, 1996, compared to the quarter ended December 31, 1995, due to the promotion of the new Main Office construction.

Impact of New Accounting Standards
----------------------------------

In May 1995, the FASB issued its SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires companies that engage in mortgage banking activities to recognize as separate assets rights to service mortgage loans for others. This Statement was adopted by First Federal on October 1, 1996, and will be applied prospectively to rights arising from loans sold by First Federal after adoption of the Statement. The adoption of SFAS No. 122 did not have a significant impact on First Federal's financial statements.

On October 1, 1996, First Federal adopted SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 encourages but does not require entities to use a fair value based method to account for stock-based compensation plans such as the First Federal stock option plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and earnings per share had the accounting been adopted. Fair value of a stock option is to be estimated using an option-pricing model that considers exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock, and the risk-free interest rate. First Federal will disclose the pro forma impact of this pronouncement in 1997.



                                   PART II
                                   -------


                              OTHER INFORMATION
                              -----------------



ITEM 1.    LEGAL PROCEEDINGS
           -----------------

           Not applicable

ITEM 2.    CHANGES IN SECURITIES
           ---------------------

           Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           Not applicable

ITEM 5.    OTHER INFORMATION
           -----------------

           Not applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           Exhibit 27:  Financial Data Schedule
           Exhibit 99: Safe Harbor Under the Private Securities Litigation Reform Act of 1995 (Incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-KSB filed by the Registrant on December 27, 1996.)

           No reports on Form 8-K were filed during the quarter for which this report is filed.



                                 SIGNATURES
                                 ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  February 14, 1997               By: /s/ J. William Plummer
                                           J. William Plummer
                                           President



Date:  February 14, 1997               By: /s/ Connie Ayres LaPlante
                                           Connie Ayres LaPlante
                                           Chief Financial Officer