Form 10QSB
period 1997-03-31
FIRST FEDERAL BANCORP INC/OH/
filed 1997-05-14
CIK 885076

FORM 10-QSB

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 (Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997


           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT

        For the transition period from _____________ to _____________ Commission File No. 0-20380
                            -------



                         FIRST FEDERAL BANCORP, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                Ohio                                 31-1341110
    -------------------------------            ----------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

          505 Market Street
          Zanesville, Ohio                              43701
        ---------------------                        ----------
        (Address of principal                        (Zip Code)
          executive office)

      Registrant's telephone number, including area code:  (614) 453-0606

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

      As of April 30, 1997, the latest practicable date, 1,571,716 shares of the registrant's common stock, no par value, were issued and outstanding.

Page 1 of 14 Pages

                         FIRST FEDERAL BANCORP, INC.


                                    INDEX
                                    -----


PART I   FINANCIAL INFORMATION                                    PAGE
                                                                  ----

         Consolidated Statements of Financial Condition             3

         Consolidated Statements of Income                          4

         Consolidated Statements of Cash Flows                      5

         Notes to Consolidated Financial Statements                 6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations              8


PART II  OTHER INFORMATION                                         12

         SIGNATURES                                                14


                                   PART I
                                   ------

                            FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               At March 31     At September 30
                                                                                  1997              1996
                                                                               ------------    ---------------

ASSETS
Cash and amounts due from depository institutions                              $  5,355,849     $  4,986,988
Overnight deposits                                                                3,300,000        3,175,000
                                                                               -----------------------------
      Cash and cash equivalents                                                $  8,655,849     $  8,161,988
Investment securities held to maturity (Fair value - $4,545,000
 in 3/97 and $4,546,000 in 9/96)                                                  4,549,684        4,548,069
Mortgage-backed securities held to maturity (Fair value - $1,547,000
 in 3/97 and $1,658,000 in 9/96)                                                  1,542,254        1,661,018
Loans receivable, net                                                           165,865,158      160,297,702
Premises and equipment, net                                                       7,330,357        6,553,874
Accrued interest receivable and other assets                                      3,742,921        3,244,605
                                                                               -----------------------------
      Total Assets                                                             $191,686,223     $184,467,256
                                                                               =============================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                     $128,519,607     $130,071,616
  Borrowed funds                                                                 46,690,000       37,970,000
  Advances from borrowers for taxes and insurance                                   373,898          540,734
  Accrued expenses and other liabilities                                          1,424,445        1,887,057
                                                                               -----------------------------
      Total Liabilities                                                        $177,007,950     $170,469,407
                                                                               -----------------------------

Stockholders' Equity
  Preferred stock, $100 par value, 1,000,000 shares
   authorized, no shares issued and outstanding
  Common stock, no par value, 4,000,000 shares
   authorized, 1,653,300 shares issued                                         $  3,656,323     $  3,656,323
  Retained earnings                                                              11,536,345       10,876,921
  Treasury shares, 78,384 shares                                                   (514,395)        (535,395)
                                                                               -----------------------------
      Total Stockholders' Equity                                               $ 14,678,273     $ 13,997,849
                                                                               -----------------------------

      Total Liabilities and Stockholders' Equity                               $191,686,223     $184,467,256
                                                                               =============================


See Notes to the Consolidated Financial Statements.



                         First Federal Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended           Six Months Ended
                                                                     March 31                    March 31
                                                             ------------------------    ------------------------
                                                                1997          1996          1997          1996
                                                                ----          ----          ----          ----

INTEREST INCOME
  Interest and fees on loans                                 $3,443,385    $3,224,315    $6,876,189    $6,441,336
  Interest on mortgage-backed securities                         28,773        33,266        58,972        65,587
  Interest on investment securities                              56,728        62,802       120,670       133,424
  Interest on other interest earning investments                 42,578        30,659        85,120        64,160
                                                             ----------------------------------------------------
      Total Interest Income                                   3,571,464     3,351,042     7,140,951     6,704,507
                                                             ----------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                        1,244,427    1,353,276      2,541,963     2,727,586
  Interest on borrowed money                                    683,289      400,830      1,283,173       822,228
                                                             ----------------------------------------------------
      Total Interest Expense                                  1,927,716    1,754,106      3,825,136     3,549,814
                                                             ----------------------------------------------------

      Net Interest Income                                     1,643,748    1,596,936      3,315,815     3,154,693
                                                             ----------------------------------------------------

      Provision for Loan Losses                                  12,427        2,123        160,090        46,021

      Net Interest Income After Provision for Loan Losses     1,631,321    1,594,813      3,155,725     3,108,672
                                                             ----------------------------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                            74,787       76,157        150,635       154,903
  Gain on sale of loans                                           9,552       11,289         24,912        25,420
  Dividends on FHLB stock                                        41,673       28,952         79,297        57,794
  Other operating income                                        100,604       89,100        203,736       188,678
                                                             ----------------------------------------------------
      Total Noninterest Income                                  226,616      205,498        458,580       426,795
                                                             ----------------------------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                                553,533      509,042      1,010,625       993,746
  Occupancy and equipment expense                               175,872      122,661        348,548       240,668
  Deposit insurance expense                                      18,253       87,547        105,855       171,475
  Data processing expense                                        88,516       76,886        167,608       146,616
  Advertising                                                    66,671       46,344        124,285        86,747
  Ohio franchise taxes                                           49,209       45,874         94,147        87,702
  Other operating expenses                                      250,700      199,250        475,161       401,684
                                                             ----------------------------------------------------
      Total Noninterest Expenses                              1,202,754    1,087,604      2,326,229     2,128,638
                                                             ----------------------------------------------------

      Income Before Income Taxes                                655,183      712,707      1,288,076     1,406,829
                                                             ----------------------------------------------------

      Provision for Income Taxes                                219,413      239,254        428,348       468,048
                                                             ----------------------------------------------------

      Net Income                                             $  435,770    $ 473,453     $  859,728    $  938,781
                                                             ====================================================

EARNINGS PER COMMON & COMMON
 EQUIVALENT SHARES
      Primary                                                $      .25    $     .28     $      .49    $      .56
                                                             ----------------------------------------------------
      Fully diluted                                          $      .25    $     .28     $      .49    $      .55
                                                             ----------------------------------------------------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
      Primary                                                 1,721,139    1,695,282      1,740,022     1,687,332
                                                             ----------------------------------------------------
      Fully diluted                                           1,726,654    1,697,280      1,751,309     1,697,189
                                                             ----------------------------------------------------


DIVIDENDS DECLARED PER SHARE                                 $      .06    $     .05     $      .12    $      .10
                                                             ----------------------------------------------------



                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                               Six Months Ended
                                                                                   March 31
                                                                         ---------------------------
                                                                             1997            1996
                                                                             ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $   859,728     $   938,781

  Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for loan losses                                                160,090          46,021
    Depreciation                                                             210,096         112,942
    Federal Home Loan Bank stock dividends                                   (79,200)        (57,700)
    Amortization of net premiums (discounts) on investment securities        (39,808)         20,601
    Mortgage loans originated for sale                                    (2,271,476)     (2,588,790)
    Proceeds from sale of mortgage loans                                   2,272,142       2,570,288
    Change in other assets and other liabilities                            (425,928)        (32,172)
                                                                         ---------------------------

      Net Cash Provided by Operating Activities                              685,644       1,009,971
                                                                         ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities                        3,255,074       1,509,427
  Purchases of investment securities/FHLB stock                           (3,672,681)     (1,249,500)
  Loans originated, net of principal repayments                           (5,819,385)       (202,622)
  Principal collected on mortgage-backed securities                          118,764          97,867
  Purchases of premises and equipment                                       (986,579)     (1,621,874)
  Proceeds from sales of real estate and other chattel owned                  83,228          24,975
                                                                         ---------------------------

      Net Cash Used for Investing Activities                              (7,021,579)     (1,441,727)
                                                                         ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                                          (1,552,009)      2,982,303
  Net change in advance payments by borrowers for taxes and insurance       (166,836)         51,714
  Net change in borrowed funds                                             8,720,000      (2,150,000)
  Dividends paid                                                            (180,659)       (156,912)
  Proceeds from exercise of options                                            9,300              --
                                                                         ---------------------------

      Net Cash Provided by Financing Activities                            6,829,796         727,105
                                                                         ---------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      493,861         295,349

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           8,161,988       6,335,583
                                                                         ---------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 8,655,849     $ 6,630,932
                                                                         ===========================



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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of March 31, 1997, and September 30, 1996, and the results of its operations for the three and six months ended March 31, 1997, and 1996, and its cash flow for the six months ended March, 1997 and 1996. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.  Commitments
    -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $876,310 and $191,435 respectively, at March 31, 1997.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended March 31, 1997.

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

Note Regarding Forward-Looking Statements
-----------------------------------------

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, First Federal's operations and First Federal's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and First Federal's market area generally. See Exhibit 99.2 hereto, which is incorporated herein by reference.

Some of the forward-looking statements included herein are the statements regarding the following:

1.  Management's determination of the amount of loan loss allowance;

2. Management's belief that deposits will grow slightly during fiscal year 1997; and
3.  Legislative changes with respect to the federal thrift charter.

Changes in Financial Condition from September 30, 1996, to March 31, 1997
-------------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $7.2 million, or 3.90%, from $184.5 million at September 30, 1996, to $191.7 million at March 31, 1997. The increase is due primarily to an increase in loans receivable of $5.6 million, a $535,000 increase in FHLB stock, and a $776,000 increase in premises and equipment due to the $4.0 million renovation and construction project at the Main Office, which was completed in November 1996.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $13.2 million at March 31, 1997, which is an increase of $495,000 from September 30, 1996. The regulatory liquidity of the Savings Bank was 5.58% at March 31, 1997, which was in excess of the minimum regulatory requirement of 5%. Funds are available through FHLB advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance increased $5.6 million for the six-month period as the anticipated steady mortgage and consumer loan volume in the Savings Bank's market area continued.

As of March 31, 1997, the Savings Bank had borrowed funds from the FHLB in the amount of $46.7 million at a weighted average rate of 6.20%. FHLB advances increased $8.7 million, or 23%, from $38 million at September 30, 1996. Deposits decreased by $1.6 million, or 1.23%, from $130.1 million at September 30, 1996, to $128.5 million at March 31, 1997. Management believes that the Savings Bank will experience a slight increase in deposits during the current fiscal year in spite of the decrease during the six months. As the result of the decrease in the SAIF premium cost, the Savings Bank can afford to pay depositors a slightly higher rate while managing the cost of funds. FHLB advances have increased in cost compared to deposits of a similar term. The Savings Bank therefore plans to become more aggressive in promoting deposit products. No assurance can be provided, however, that deposits will grow. Deposit levels are affected by national, as well as local, interest rates and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at March 31, 1997.


                                                 Amount        Percent of
                                             (In Thousands)      Assets
                                             --------------    ----------

              Actual Tangible Capital           $13,124           6.88%
              Required Tangible Capital           2,863           1.50%
                                                ----------------------
              Excess Tangible Capital           $10,261           5.38%

              Actual Core Capital               $13,124           6.88%
              Required Core Capital               5,726           3.00%
                                                ----------------------
              Excess Core Capital               $ 7,398           3.88%

              Actual Risk Based Capital         $14,428          11.64%
              Required Risk Based Capital         9,913           8.00%
                                                ----------------------
              Excess Risk Based Capital         $ 4,515           3.64%


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

The recapitalization plan also provides that the cost of prior thrift failures will be shared by both the SAIF and the BIF, which has increased BIF assessments for healthy banks to $.013 per $100 of deposits in 1997. SAIF assessments for healthy savings associations in 1997 are $.064 per $100 in deposits and may never be reduced below the level set for healthy BIF institutions.

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

Comparison of Operating Results for the Three- and Six-Month
------------------------------------------------------------
Periods Ended March 31, 1997, and 1996
--------------------------------------

Net interest income before provision for loan losses increased $47,000 for the three-month period and $161,000 for the six-month period. The net increase is a result of the increases in total interest income exceeding increases in total interest expense. Total interest income increased by $220,000 for the three-month period and $436,000 for the six-month period ended March 31, 1997, compared to the same period in 1996. The increases are primarily due to an increase in the interest rate earned on mortgage loans and an increase in loans receivable as the result of the stable loan market. The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates.

Interest expense increased by $174,000 for the three-month period and $275,000 for the six-month period ended March 31, 1997, as the result of the increases in borrowings at the Federal Home Loan Bank due to a decline in savings deposits and the increased rate paid for funds. The weighted average rate on the FHLB borrowings is 6.20%, which is higher than the weighted average rate of 4.05% that was paid on savings deposits.

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $613,000 at March 31, 1997, which represents .37% of total loans. This was an increase of $107,000 from March 31, 1996.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans and on real estate owned. The allowance for losses on loans and on real estate owned was $1,711,000 at March 31, 1997, compared to $1,550,000 at March 31, 1996.
During the six-month period ended March 31, 1997, the Savings Bank recorded charge offs of $60,000 and no net recoveries, compared to zero charge offs and net recoveries of $4,700 during the same period of 1996. The provisions for loan losses during the six-month periods ended March 31, 1997, and 1996, were $160,000 and $46,000 respectively.

The Savings Bank classified no loans meeting the definition of impaired during the quarter ended March 31, 1997.

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

Noninterest Income and Expense
------------------------------

The federal income tax provision decreased $20,000 for the three-month period and $40,000 for the six-month period ended March 31, 1997, due to lower net income for the period.

Total noninterest income increased $21,000 for the comparative three-month periods and $32,000 for the comparative six-month periods ended March 31, 1997, and 1996. The increase for the comparative three- and six-month periods was due to an increase in dividends on FHLB stock of $13,000 for the comparative three-month periods and $22,000 for the comparative six-month periods, due to the increase in FHLB stock held, and an increase in other income of $12,000 for the comparative three-month periods and $15,000 for the comparative six-month periods ended March 31, 1997, and 1996.

Total noninterest expenses increased $115,000 for the comparative three-month periods and $198,000 for the comparative six-month periods ended March 31, 1997, and 1996. Salaries and benefits increased $44,000 for the three-month comparative periods and $17,000 for the comparative six-month periods. The salaries and benefits increase is due to the increase in staff for the comparative three- and six-month periods ended March 31, 1997. Losses on real estate owned increased $32,000 for the three-month comparative period and $30,000 for the comparative six-month period. The data processing expense increased $12,000 and $21,000 for the three- and six-month periods due to increased use of the service bureau products. Occupancy expenses increased $53,000 for the comparative three-month periods and $108,000 for the comparative six-month periods ended March 31, 1997, and 1996, due to increased depreciation of $52,000 for the three-month comparative period and $92,000 for the comparative 6-month period as a result of the completion of the Main Office construction project. FDIC insurance premiums decreased $69,000 for the comparative three-month periods and $66,000 for the comparative six-month periods ended March 31, 1997, due to the reduction in the SAIF premium and a reduction in the total deposit balances.

Advertising increased $20,000 for the comparative three-month periods and $38,000 for the comparative six-month periods ended March 31, 1997, and 1996, due to the promotion of the new Main Office construction.

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

On October 1, 1996, First Federal adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages but does not require entities to use a fair value based method to account for stock-based compensation plans such as the First Federal stock option plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and earnings per share had the accounting been adopted. Fair value of a stock option is to be estimated using an option-pricing model that considers exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock, and the risk-free interest rate. First Federal will disclose the pro forma impact of this pronouncement in 1997.

On March 3, 1997, FASB issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. SFAS No. 128 simplifies the calculation of earnings per share by replacing primary EPS with basis EPS. First Federal expects SFAS No. 128 to have little impact on its earnings per share calculations in future years. The Statement will not apply to First Federal until the first quarter of fiscal year 1998.


                                   PART II
                                   -------

                              OTHER INFORMATION
                              -----------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         Not applicable

ITEM 2.  CHANGES IN SECURITIES
         ---------------------
         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         The annual meeting was held February 19, 1997. The following directors were elected to terms expiring in 1999.

                                      For       Withheld
                                      ---       --------

         Ward D. Coffman, III      1,482,676     1,400
         Robert D. Goodrich, II    1,482,676     1,400
         Patrick L. Hennessey      1,482,676     1,400
         Connie Ayres LaPlante     1,482,676     1,400


         Those directors continuing their term were John C. Matesich, III; Don R. Parkhill and J. William Plummer.

         Two other matters were presented to the shareholders.

         1. To approve the First Federal Bancorp, Inc., 1997 Performance Stock Option Plan for Senior Executive Officers and Outside
             Directors:

             For 1,407,824    Against 60,456    Abstentions 15,796
                 ---------            ------                ------

         2. To ratify the selection of Crowe, Chizek and Company LLP as the auditors of Bancorp for the current fiscal year:

             For 1,482,376    Against      0    Abstentions  1,700
                 ---------            ------                ------


ITEM 5.  OTHER INFORMATION
         -----------------

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         Exhibit 3.1 Articles of Incorporation of First Federal Bancorp, Inc. (The Articles of Incorporation of First Federal Bancorp, Inc. ("Bancorp"), filed as Exhibit 3.1 to Bancorp's Registration Statement on Form S-1 ("S-1") filed with the Securities and Exchange Commission ("SEC") on March 16, 1992, are incorporated herein by reference.)
         Exhibit 3.2 Amendment to the Articles of Incorporation of First Federal Bancorp, Inc. (The Amendment to the Articles of Incorporation of Bancorp filed as Exhibit 3.2 to Bancorp's 10-K for the fiscal year ended September 30, 1992, filed with the SEC on December 29, 1992 (the "1992 10-K") is incorporated herein by reference.)
         Exhibit 3.3 Code of Regulations of First Federal Bancorp, Inc. (The Code of Regulations of Bancorp filed as Exhibit
                        3.2 to Bancorp's S-1 filed with the SEC on March 16, 1992, is incorporated herein by reference.)
         Exhibit 3.4 Amendment to the Code of Regulations of First Federal Bancorp, Inc. (The Amendment to the code of Regulations of Bancorp filed as Exhibit 3.4 to the 1992 10-K is incorporated herein by reference.)
         Exhibit 10.9 First Federal Bancorp, Inc., 1997 Performance Stock Option Plan for Senior Executive Officers and Outside Directors (Incorporated by reference to Proxy Statement for 1997 Annual Meeting filed on January 10, 1997.)
         Exhibit 27:    Financial Data Schedule
         Exhibit 99.2: Safe Harbor Under the Private Securities Litigation Reform Act of 1995

         No reports on Form 8-K were filed during the quarter for which this report is filed.



                                 SIGNATURES
                                 ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 14, 1997                    By: /s/ J. William Plummer
                                           ----------------------
                                           J. William Plummer
                                           President



Date:  May 14, 1997                    By: /s/ Connie Ayres LaPlante
                                           -------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer