Form 10QSB
period 1997-06-30
FIRST FEDERAL BANCORP INC/OH/
filed 1997-08-13
CIK 885076

FORM 10-QSB

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

      For the transition period from  ____________ to  ____________

      Commission File No.  0-20380
                          ---------


                          FIRST FEDERAL BANCORP, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Ohio                                  31-1341110
---------------------------------------    ------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)

           505 Market Street
           Zanesville, Ohio                               43701
---------------------------------------    ------------------------------------
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code: (614) 453-0606

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]     No  [ ]

As of July 31, 1997, the latest practicable date, 1,571,716 shares of the registrant's common stock, no par value, were issued and outstanding.

                              Page 1 of 13 Pages

                          FIRST FEDERAL BANCORP, INC.


                                     INDEX

                                                                           PAGE
                                                                           ----

PART I  FINANCIAL INFORMATION

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

                                     PART I
                                     ------

                             FINANCIAL INFORMATION
                             ---------------------

                          First Federal Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                           At June 30       At September 30
                                                                              1997               1996
                                                                          -------------     ---------------

ASSETS
Cash and amounts due from depository institutions                         $   7,469,955      $   4,986,988
Overnight deposits                                                            2,675,000          3,175,000
                                                                          --------------------------------
      Cash and cash equivalents                                           $  10,144,955      $   8,161,988
Investment securities held to maturity (Fair value - $6,501,000 in
 6/97 and $4,546,000 in 9/96)                                                 6,499,809          4,548,069
Mortgage-backed  securities held to maturity (Fair value - $1,522,000
 in 6/97 and $1,658,000 in 9/96)                                              1,508,303          1,661,018
Loans receivable, net                                                       171,242,115        160,297,702
Premises and equipment, net                                                   7,387,393          6,553,874
Accrued interest receivable and other assets                                  4,479,194          3,244,605
                                                                          --------------------------------
      Total Assets                                                        $ 201,261,769      $ 184,467,256
                                                                          ================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                $ 129,073,617      $ 130,071,616
  Borrowed funds                                                             55,445,000         37,970,000
  Advances from borrowers for taxes and insurance                               213,306            540,734
  Accrued expenses and other liabilities                                      1,337,669          1,887,057
                                                                          --------------------------------
      Total Liabilities                                                   $ 186,069,592      $ 170,469,407
                                                                          --------------------------------

Stockholders' Equity
  Preferred stock, $100 par value, 1,000,000 shares authorized, no shares issued and outstanding
  Common stock, no par value, 4,000,000 shares authorized, 1,650,100
   shares issued                                                          $   3,656,323      $   3,656,323
  Retained earnings                                                          12,050,249         10,876,921
  Treasury shares, 78,384 shares                                               (514,395)          (535,395)
                                                                          --------------------------------
      Total Stockholders' Equity                                          $  15,192,177      $  13,997,849
                                                                          --------------------------------

Total Liabilities and Stockholders' Equity                                $ 201,261,769      $ 184,467,256
                                                                          ================================


See Notes to the Consolidated Financial Statements.

                          First Federal Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended             Nine Months Ended
                                                                        June 30                       June 30
                                                               -------------------------    ---------------------------
                                                                  1997          1996            1997           1996
                                                               -----------   -----------    ------------   ------------

INTEREST INCOME
  Interest and fees on loans                                   $ 3,674,303   $ 3,300,185    $ 10,550,492   $  9,741,523
  Interest on mortgage-backed securities                            27,067         8,063          86,039         73,649
  Interest on investment securities                                 67,906        58,698         188,576        192,121
  Interest on other interest earning investments                    45,180        23,499         130,300         87,659
                                                               --------------------------------------------------------
      Total Interest Income                                      3,814,456     3,390,445      10,955,407     10,094,952
                                                               --------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                           1,283,796     1,355,745       3,825,759      4,083,331
  Interest on borrowed money                                       762,019       383,333       2,045,193      1,205,561
                                                               --------------------------------------------------------
      Total Interest Expense                                     2,045,815     1,739,078       5,870,952      5,288,892
                                                               --------------------------------------------------------
      Net Interest Income                                        1,768,641     1,651,367       5,084,455      4,806,060
                                                               --------------------------------------------------------
      Provision for Loan Losses                                      2,206       (17,305)        162,296         28,716

      Net Interest Income After Provision for Loan Losses        1,766,435     1,668,672       4,922,159      4,777,344
                                                               --------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                               78,495        81,494         229,129        236,397
  Gain on sale of loans                                             14,481        13,883          39,392         39,304
  Dividends on FHLB stock                                           46,480        29,507         125,778         87,302
  Other operating income                                           217,917       115,113         421,652        303,789
                                                               --------------------------------------------------------
      Total Noninterest Income                                     357,373       239,997         815,951        666,792
                                                               --------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                   496,177       436,779       1,506,802      1,430,525
  Occupancy and equipment expense                                  200,330       135,335         548,876        376,002
  Deposit insurance expense                                         34,144        87,855         139,999        259,331
  Data processing expense                                           78,223        75,065         245,831        221,681
  Advertising                                                       86,303        52,953         210,587        139,700
  Ohio franchise taxes                                              49,505        46,116         143,652        133,818
  Other operating expenses                                         275,015       206,717         750,175        608,402
                                                               --------------------------------------------------------
      Total Noninterest Expenses                                 1,219,697     1,040,820       3,545,922      3,169,459
                                                               --------------------------------------------------------
      Income Before Income Taxes                                   904,111       867,849       2,192,188      2,274,677
                                                               --------------------------------------------------------
      Provision for Income Taxes                                   295,905       287,925         724,253        755,972
                                                               --------------------------------------------------------
      Net Income                                               $   608,206   $   579,924    $  1,467,935   $  1,518,705
                                                               ========================================================
EARNINGS PER COMMON & COMMON EQUIVALENT SHARES
      Primary                                                  $       .35   $       .34    $        .85   $        .90
                                                               --------------------------------------------------------
      Fully diluted                                            $       .35   $       .34    $        .85   $        .89
                                                               --------------------------------------------------------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
      Primary                                                    1,725,561     1,704,200       1,718,024      1,693,516
                                                               --------------------------------------------------------
      Fully diluted                                              1,726,382     1,703,124       1,724,909      1,702,980
                                                               --------------------------------------------------------
DIVIDENDS DECLARED PER SHARE                                   $       .06   $      .055    $        .18   $       .155
                                                               --------------------------------------------------------

                          First Federal Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             Nine Months Ended
                                                                                  June 30
                                                                       ------------------------------
                                                                           1997             1996
                                                                       -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $   1,467,936    $   1,518,705
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                162,296           28,715
    Depreciation                                                             339,584          183,379
    Federal Home Loan Bank stock dividends                                  (125,600)         (87,100)
    Amortization of net premiums (discounts) on investment
     securities                                                              (57,914)          15,597
    Mortgage loans originated for sale                                    (3,511,434)      (5,575,692)
    Proceeds from sale of mortgage loans                                   3,537,985        5,205,877
    Change in other assets and other liabilities                            (895,378)        (176,330)
                                                                       ------------------------------
      Net Cash Provided by Operating Activities                              917,475        1,113,151
                                                                       ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities                        4,760,188        3,014,249
  Purchases of investment securities/FHLB stock                           (7,417,014)      (2,724,048)
  Loans originated, net of principal repayments                          (11,251,905)      (3,872,138)
  Principal collected on mortgage-backed securities                          152,715          174,018
  Purchases of premises and equipment                                     (1,173,103)      (2,230,543)
  Proceeds from sales of real estate and other chattel owned                 110,701           57,975
                                                                       ------------------------------
      Net Cash Used for Investing Activities                             (14,818,418)      (5,580,487)
                                                                       ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                                            (997,999)       1,159,538
  Net change in advance payments by borrowers for taxes and
   insurance                                                                (327,428)         (24,224)
  Net change in borrowed funds                                            17,475,000        3,940,000
  Dividends paid                                                            (274,963)        (243,213)
  Proceeds from exercise of options                                            9,300            1,300
                                                                       ------------------------------

      Net Cash Provided by Financing Activities                           15,883,910        4,833,401
                                                                       ------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    1,982,967          366,065

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           8,161,988        6,335,583
                                                                       ------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  10,144,955    $   6,701,648
                                                                       ==============================

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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of June 30, 1997, and September 30, 1996, and the results of its operations for the three and nine months ended June 30, 1997, and 1996, and its cash flow for the nine months ended June, 1997 and 1996. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $1,432,555 and $180,296 respectively, at June 30, 1997.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended June 30, 1997.

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


Changes in Financial Condition from September 30, 1996, to June 30, 1997
------------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $16.8 million, or 9.10%, from $184.5 million at September 30, 1996, to $201.3 million at June 30, 1997. The increase is due to a $10.9 million increase in loans receivable, a $2.0 million increase in cash and cash equivalents, a $1.9 million increase in investment securities, an $834,000 increase in premises and equipment, and a $1.2 million increase in accrued interest receivable. The increase in premises and equipment is due to the $4.0 million renovation and construction project at the Main Office, which was completed in November 1996. The increase in accrued interest receivable is due primarily to the increase in FHLB stock of $889,000.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $16.6 million at June 30, 1997, which is an increase of $3.9 million from September 30, 1996. The regulatory liquidity of the Savings Bank was 7.55% at June 30, 1997, which was in excess of the minimum regulatory requirement of 5%. Funds are available through FHLB advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance increased $10.9 million for the nine-month period as the anticipated steady mortgage and consumer loan volume in the Savings Bank's market area continued.

As of June 30, 1997, the Savings Bank had borrowed funds from the FHLB in the amount of $55.4 million at a weighted average rate of 6.43%. FHLB advances increased $17.5 million, or 46%, from $38 million at September 30, 1996. Deposits decreased by $1 million, or .76%, from $130.1 million at September 30, 1996, to $129.1 million at June 30, 1997. Management believes that the Savings Bank will experience a slight increase in deposits during the current fiscal year in spite of the decrease during the nine months. As the result of the decrease in the SAIF premium cost, the Savings Bank can afford to pay depositors a slightly higher rate while managing the cost of funds. FHLB advances have increased in cost compared to deposits of a similar term. The Savings Bank therefore plans to become more aggressive in promoting deposit products. No assurance can be provided, however, that deposits will grow. Deposit levels are affected by national, as well as local, interest rates and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at June 30, 1997.

                                                    Amount        Percent of
                                                (In Thousands)      Assets
                                                --------------    ----------

         Actual Tangible Capital                   $ 13,508          6.74%
         Required Tangible Capital                    3,007          1.50%
                                                   -----------------------
         Excess Tangible Capital                   $ 10,501          5.24%

         Actual Core Capital                       $ 13,508          6.74%
         Required Core Capital                        6,015          3.00%
                                                   -----------------------
         Excess Core Capital                       $  7,493          3.74%

         Actual Risk Based Capital                 $ 14,801         11.44%
         Required Risk Based Capital                 10,350          8.00%
                                                   -----------------------
         Excess Risk Based Capital                 $  4,451          3.44%

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


Comparison of Operating Results for the Three- and Nine-Month Periods Ended
 June 30, 1997, and 1996
---------------------------------------------------------------------------

Net interest income before provision for loan losses increased $117,000 for the three-month period and $278,000 for the nine-month period. The net increase is a result of the increases in total interest income exceeding increases in total interest expense. Total interest income increased by $424,000 for the three-month period and $860,000 for the nine-month period ended June 30, 1997, compared to the same period in 1996. The increases are primarily due to an increase in the interest rate earned on mortgage loans and an increase in loans receivable as the result of the stable loan market. The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates.

Interest expense increased by $307,000 for the three-month period and $582,000 for the nine-month period ended June 30, 1997, as the result of the increases in borrowings at the Federal Home Loan Bank due to a decline in savings deposits and the increased rate paid for funds. The weighted average rate on the FHLB borrowings is 6.43%, which is higher than the weighted average rate of 4.05% that was paid on savings deposits.


Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $562,000 at June 30, 1997, which represents .33% of total loans. This was an increase of $107,000 from June 30, 1996.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans and on real estate owned. The allowance for losses on loans and on real estate owned was $1,739,000 at June 30, 1997, compared to $1,550,000 at June 30, 1996. During the nine-month period ended June 30, 1997, the Savings Bank recorded charge-offs of $73,000 and net recoveries of $39,000, compared to zero charge-offs and net recoveries of $22,000 during the same period of 1996. The provisions for loan losses during the nine-month periods ended June 30, 1997, and 1996, were $162,000 and $29,000 respectively.

The Savings Bank classified no loans meeting the definition of impaired during the quarter ended June 30, 1997.

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


Noninterest Income and Expense
------------------------------

The federal income tax provision increased $8,000 for the three-month period due to increased net income and decreased $32,000 for the nine-month period ended June 30, 1997, due to lower net income for the period.

Total noninterest income increased $117,000 for the comparative three-month periods and $149,000 for the comparative nine-month periods ended June 30, 1997, and 1996. The increase for the comparative three- and nine-month periods was due to an increase in dividends on FHLB stock of $17,000 for the comparative three-month periods and $38,000 for the comparative nine-month periods, due to the increase in FHLB stock held, and an increase in other income of $103,000 for the comparative three-month periods and $118,000 for the comparative nine-month periods ended June 30, 1997, and 1996, due to the sale of land for $115,000 that was held in the subsidiary, Firstfedco Agency, Inc, at a zero balance. The land had been written off in 1992.

Total noninterest expenses increased $179,000 for the comparative three-month periods and $376,000 for the comparative nine-month periods ended June 30, 1997, and 1996. Salaries and benefits increased $59,000 for the three-month comparative periods and $76,000 for the comparative nine-month periods. The salaries and benefits increase is due to the increase in staff for the comparative three- and nine-month periods ended June 30, 1997. The data processing expense increased $3,200 and $24,000 for the three- and nine-month periods due to increased use of the service bureau products. Occupancy expenses increased $65,000 for the comparative three-month periods and $173,000 for the comparative nine-month periods ended June 30, 1997, and 1996, due to increased depreciation of $62,000 for the three-month comparative period and $154,000 for the comparative nine-month period as a result of the completion of the Main Office construction project. FDIC insurance premiums decreased $54,000 for the comparative three-month periods and $119,000 for the comparative nine-month periods ended June 30, 1997, due to the reduction in the SAIF premium and a reduction in the total deposit balances. Other operating expenses increased $68,000 and $142,000 for the three- and nine-month periods due to $20,000 in start-up costs for the Debit Card Program and $12,000 for an increase in auditing and consulting fees related to the addition of Money Concepts, our third-party provider of investments and financial planning.

Advertising increased $33,000 for the comparative three-month periods and $71,000 for the comparative nine-month periods ended June 30, 1997, and 1996, due to the promotion of the new Main Office construction.

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

                               OTHER INFORMATION


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

         Exhibit 27     Financial Data Schedule

         Exhibit 99.2 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  August 13, 1997                 By: /s/ J. William Plummer
                                           ---------------------------------
                                           J. William Plummer
                                           President


Date:  August 13, 1997                 By: /s/ Connie Ayres LaPlante
                                           ---------------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer