Form 10KSB
period 1997-09-30
FIRST FEDERAL BANCORP INC/OH/
filed 1997-12-29
CIK 885076

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1997
                          ------------------

                                     OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                       Commission File Number: 0-20380
                                               -------

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

               Issuer's telephone number, including area code:
                               (740) 453-0606
               -----------------------------------------------

       Securities registered under Section 12(b) of the Exchange Act:
                                    None
       --------------------------------------------------------------

       Securities registered under Section 12(g) of the Exchange Act:
                      Common shares, without par value
       --------------------------------------------------------------
                              (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No
    ---          ---

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                                               ---

      The issuer's revenues for its most recent fiscal year were $15,369,241.

      Based upon information regarding the average of the bid and asked price provided by The Nasdaq Stock Market, the aggregate market value of the voting shares held by nonaffiliates of the registrant on November 30, 1997, was $23,796,038.

      1,575,116 of the registrant's common shares were issued and outstanding on November 30, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE


      The following sections of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of First Federal Bancorp, Inc., are incorporated by reference into Part III of this Form 10-KSB:

      1.  Proposal One:  Election of Directors;
      2.  Compensation of Executive Officers and Directors; and
      3. Voting Securities and Ownership of Certain Beneficial Owners and Management.



Item 1.   Description of Business.

General

      First Federal Bancorp, Inc. ("Bancorp"), is a unitary savings and loan holding company organized under Ohio law in 1992. Through its wholly-owned subsidiary, First Federal Savings Bank of Eastern Ohio ("First Federal"), Bancorp is engaged in the savings and loan business in Ohio.

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

      First Federal is principally engaged in the business of making first mortgage loans secured by one-to-four family residential real estate located in First Federal's primary market area. First Federal also originates loans secured by multifamily real estate (over four units) and nonresidential real estate. The origination of consumer loans, particularly automobile loans, also constitutes a significant portion of First Federal's lending activities. Loan funds are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, FHLB advances, and loan repayments. In addition to originating loans, First Federal invests in U.S. government and agency obligations, interest-bearing deposits in banks, mortgage-backed securities and other investments permitted by applicable law. First Federal utilizes Money Concepts as a third-party provider of investments and financial planning for its customers.

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

Lending Activities

      General. First Federal's primary lending activity is the origination of permanent loans and construction loans secured by one-to-four family homes located in First Federal's primary market area. Construction loans and permanent loans secured by multifamily properties containing five units or more and nonresidential properties are also offered by First Federal. In addition to mortgage lending, First Federal makes automobile loans and other consumer loans, including loans secured by deposit accounts, home equity lines-of-credit, home improvement loans and unsecured loans. First Federal's net loan portfolio was approximately $174.0 million at September 30, 1997, and constituted 85.43% of total assets.

      Loan Portfolio Composition. The following table presents certain information in respect of the composition of First Federal's loan portfolio at the dates indicated:


                                                                  At September 30,
                     -----------------------------------------------------------------------------------------------------------
                            1997                  1996                  1995                  1994                  1993
                      ------------------    ------------------    ------------------    ------------------    ------------------
                                Percent               Percent               Percent               Percent               Percent
                                of total              of total              of total              of total              of total
                      Amount     loans      Amount     loans      Amount     loans      Amount     loans      Amount     loans
                      ------    --------    ------    --------    ------    --------    ------    --------    ------    --------
                                                               (Dollars in thousands)

Type of Loan:
-------------
Real Estate Loans
  One-to-four
   family            $102,723    58.04%    $ 99,496    59.57%    $ 97,347    62.55%    $ 90,092    62.96%    $ 86,282    66.31%
  Multifamily
   (over 4
   units)               9,692     5.47        9,176     5.49        8,265     5.31        9,179     6.41        7,642     5.87
  Construction          3,082     1.74        6,582     3.94        3,601     2.31        5,485     3.83        3,168     2.43
  Nonresidential
   real estate          9,799     5.54        8,505     5.09        7,285     4.68        5,699     3.98        6,324     4.86
Consumer Loans
  Automobile           36,267    20.49       30,376    18.19       26,767    17.20       21,950    15.34       18,135    13.94
  Home equity           4,652     2.63        3,767     2.25        4,136     2.66        3,466     2.42        2,912     2.24
  Home
   improvement            464      .26          662      .40          818      .52          713      .50          601      .46
  Deposit
   account                422      .24          484      .29          298      .19          287      .20          323      .25
  Education                 -        -            -        -           31      .02        1,061      .74          581      .45
  Other secured         7,237     4.09        5,799     3.47        5,210     3.35        4,280     2.99        3,644     2.80
  Unsecured               517      .29          515      .31          339      .22          252      .18          259      .20
Commercial              2,137     1.21        1,663     1.00        1,544      .99          648      .45          246      .19
                     ---------------------------------------------------------------------------------------------------------
      Total loans    $176,992   100.00%    $167,025   100.00%    $155,641   100.00%    $143,112   100.00%    $130,117   100.00%

  Less:
  Undisbursed
   loans
   in process           1,374                 5,105                 2,274                 3,207                 1,915
  Net deferred
   origination
   fees
   (costs) and
   amortized
   discounts             (225)                   11                   124                   267                   232
  Allowance
   for loan
   losses               1,816                 1,611                 1,499                 1,021                   821
                     ------------------------------------------------------------------------------------------------
      Total
       loans - net   $174,027              $160,298              $151,744              $138,617              $127,149
                     ================================================================================================


      Loan Maturity Schedule. The following table sets forth certain information at September 30, 1997, regarding the net dollar amount of loans maturing in First Federal's portfolio, based on contractual terms to maturity:


                                                     Due during the years ending September 30,
                                ------------------------------------------------------------------------------------
                                                                         2002 to    2007 to    2012 and
                                  1998      1999      2000      2001       2006       2011    thereafter     Total
  (In thousands)

Fixed-Rate Loans:
-----------------
One-to-four family
 residential real estate        $   73    $   50    $   77    $   455    $ 1,202    $ 1,277    $    937     $  4,071
Multifamily (over 4 units)           -        21        30        192        646          -           -          889
Nonresidential real estate         700        22        98        341      1,641        291           -        3,093
Consumer and other               4,291     3,579     7,036     27,798      3,772          -           -       46,476
                                ------------------------------------------------------------------------------------
      Total Fixed Rate          $5,064    $3,672    $7,241    $28,786    $ 7,261    $ 1,568     $   937     $ 54,529
                                ====================================================================================

Adjustable-Rate Loans:
----------------------
One-to-four family
 residential real estate        $1,557    $   52    $  144    $ 1,320    $ 8,006    $18,553     $72,102     $101,734
Multifamily (over 4 units)           -         -         -         26        345      2,369       6,063        8,803
Nonresidential real estate          73        65        41         37      1,204      1,313       3,973        6,706
Consumer and other               1,570       656       739      2,255          -          -           -        5,220
                                ------------------------------------------------------------------------------------
      Total Adjustable- Rate    $3,200    $  773    $  924    $ 3,638    $ 9,555    $22,235     $82,138     $122,463
                                ====================================================================================

All Loans:
----------
One-to-four family
 residential real estate        $1,630    $  102    $  221    $ 1,775    $ 9,208    $19,830     $73,039     $105,805
Multifamily (over 4 units)           -        21        30        218        991      2,369       6,063        9,692
Nonresidential real estate         773        87       139        378      2,845      1,604       3,973        9,799
Consumer and other               5,861     4,235     7,775     30,053      3,772          -           -       51,696
                                ------------------------------------------------------------------------------------
      Total All Loans           $8,264    $4,445    $8,165    $32,424    $16,816    $23,803     $83,075     $176,992
                                ====================================================================================

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

      OTS regulations limit the amount which First Federal may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, First Federal makes loans on one-to-four family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). The principal amount of any loan which exceeds an 80% LTV at the time of origination is usually covered by private mortgage insurance at the expense of the borrower. Fixed-rate 1-4 family residential real estate loans are offered with terms of up to 30 years.

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

      Virtually all of the fixed-rate mortgage loans originated by First Federal, including loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"), have been originated for sale. A majority of the fixed-rate residential real estate loans in First Federal's loan portfolio at September 30, 1997, were originated prior to 1981. See "Loan Originations, Purchases and Sales." First Federal anticipates originating up to $7.5 million in 15-year fixed-rate mortgages for First Federal's loan portfolio. No assurance can be provided, however, that First Federal will be able to originate such loans. Loan demand is affected by competition, interest rates, general economic conditions, and the availability of funds for lending. See Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

      First Federal's one-to-four family residential real estate loan portfolio, including loans for the construction of one-to-four family residences, was approximately $105.3 million at September 30, 1997, and represented 59.47% of total loans. There were no construction loans delinquent at September 30, 1997. See "Construction Loans."

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

      At September 30, 1997, loans secured by multifamily properties totaled approximately $9.7 million, or 5.47% of total loans. There were no multifamily real estate loans delinquent or included in classified assets at September 30, 1997.

      Construction Loans. First Federal offers loans to owner-occupants for the construction of single-family homes. Such loans are offered with either adjustable or fixed rates of interest and for terms of up to 30 years. The borrower pays interest only for the first six months while the residence is being constructed. At September 30, 1997, a total of $3.1 million, or approximately 1.74%, of First Federal's total loans, consisted of construction loans. First Federal currently has no multifamily, construction loans in its portfolio. First Federal has nonresidential real estate construction loans in its portfolio in the amount of $540,000.

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

      Nonresidential Real Estate Loans. First Federal also makes loans secured by nonresidential real estate consisting of nursing homes, day care centers, churches, office properties and various retail and other income-producing properties. Such loans are typically made with adjustable rates of interest for terms of up to 25 years.

      Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. First Federal has endeavored to reduce such risk by carefully evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt-service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

      Federal regulations limit the amount of nonresidential mortgage loans which an association can make to 400% of total capital. First Federal's nonresidential real estate loan portfolio at September 30, 1997, was equal to 62.71% of total capital at such date.

      At September 30, 1997, First Federal had a total of $9.8 million invested in nonresidential real estate loans. There were no nonresidential real estate loans delinquent at September 30, 1997. Such loans comprised approximately 5.54% of First Federal's total loans.

      Consumer Loans. First Federal makes various types of consumer loans, including automobile loans, loans made to depositors on the security of their deposit accounts, home improvement loans, home equity lines-of-credit, other secured loans and unsecured personal loans. Consumer loans, except home equity lines-of-credit, are generally made at fixed rates of interest for terms of up to five years. Home equity lines-of-credit generally have interest rates which adjust monthly based on changes in the composite prime rate of 75% of the thirty largest U.S. banks, as reported by The Wall Street Journal.

      Automobile loans are originated by First Federal directly and indirectly in conjunction with automobile dealers in First Federal's primary market area. During 1997, approximately 60% of the automobile loans originated by First Federal were originated in conjunction with automobile dealers. When loans are originated in such manner, the dealer takes the loan application and receives a fee if the loan is approved by First Federal. Automobile loans are secured by the automobile purchased with the loan proceeds.

      At September 30, 1997, automobile loans totaled approximately $36.3 million, or 20.49% of total loans. This is an increase from $30.4 million, or 18.19% of total loans as of September 30, 1996. The change is due primarily to the increase in consumer demand for new automobiles and the loans associated therewith.

      Home equity lines-of-credit are originated for terms of up to five years. Such loans are secured by a first or second mortgage on the borrowers' principle residence. First Federal originates home equity lines-of-credit based on a combined LTV of not more than 80% for the first mortgage, if any, and the line-of-credit. Home equity lines-of-credit totaled $4.7 million, or 2.63% of First Federal's total loans, at such date.

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

      Consumer loans, particularly consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, may entail greater risk than do residential mortgage loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The cost of collecting a remaining deficiency is often disproportionate to the amount of the deficiency. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and are, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Despite the increased risks associated with consumer lending, consumer loans typically provide a higher rate of return than real estate loans and have shorter terms to maturity, thereby assisting First Federal in managing the interest-rate sensitivity of its assets and liabilities.

      At September 30, 1997, First Federal had approximately $49.6 million, or 28.00% of total loans, invested in consumer loans. Such amount complied with federal regulations limiting the aggregate amount of consumer loans in which a savings association can invest. There were consumer loans with aggregate balances of $1.2 million delinquent at September 30, 1997.

      Commercial Loans. Commercial loans totaled $2.1 million. First Federal has a new and used car floor-planning program for a local car dealer with a balance of $1.9 million at September 30, 1997. The floor-plan loan is secured by the title of the cars as well as the real estate. First Federal currently has one other commercial loan in its portfolio. Such loan is a secured line-of-credit with a maximum principal amount of $400,000. First Federal intends to originate commercial loans on a very select basis in the future.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by First Federal's lending staff and walk-in customers. First Federal utilizes a loan solicitor for FHA and VA loans, which are originated for sale.

      Conventional mortgage loan applications are taken by one of First Federal's branch managers or loan personnel. First Federal obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of all necessary information on the credit history of the borrower, the application for a loan over $75,000 is submitted to the President and the principal lending officer of First Federal for approval. Loans for more than $214,000 must be approved by the Loan Committee of the Board of Directors.

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

      Loan Originations, Purchases and Sales. During the past several years, First Federal has been actively originating new fixed-rate and adjustable-rate loans. Adjustable-rate loans originated by First Federal are generally held in First Federal's loan portfolio. FHA and VA fixed-rate loans are originated on behalf of First Federal by a loan origination agent and are sold by First Federal through the Ohio Housing Authority or to a mortgage company. First Federal receives a fee of 1.0% to 2.0% of the principal amount of each FHA and VA loan originated. First Federal generally does not retain servicing rights on FHA and VA loans sold. First Federal anticipates originating up to $7.5 million of fixed-rate mortgages to be held in First Federal's loan portfolio. Due to the low percentage of fixed-rate loans in the loan portfolio, management believes that the addition of up to $7.5 million in 15-year fixed-rate loans to the loan portfolio, which it plans for fiscal year 1998, will enhance the first-year income on loans without additional material interest-rate risk to the portfolio. No assurance can be provided, however, that such fixed-rate loans will be added to the portfolio. Loan demand is affected by competition, interest rates, general economic conditions, and the availability of funds for lending. See Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

      Prior to 1992, virtually all conventional residential fixed-rate loans made by First Federal were originated in conjunction with unaffiliated mortgage companies. First Federal originated such loans pursuant to a commitment from a mortgage company to fund the loan or to purchase the loan after it was funded by First Federal. First Federal received a fee, typically 1.50% of the principal amount of the loan. First Federal originated fixed-rate loans in conjunction with mortgage companies because the volume of such loans was not sufficient for First Federal to sell them profitably directly in the secondary market. In 1993, the volume of fixed-rate mortgage loans originated by First Federal increased to such a level that First Federal commenced originating such loans directly and selling them in the secondary market. First Federal retains servicing on loans sold in such manner, from which it derives servicing income. The risk of loss associated with the sale of fixed-rate loans increases as a result of the absence of a commitment for the purchase of a loan at the time a loan is originated. First Federal sells loans on a per loan basis in an attempt to minimize risk.

      Prior to 1986, First Federal purchased whole loans and participation interests in loans secured by real estate outside First Federal's primary market area. At September 30, 1997, First Federal's loan portfolio included participation interests in loans having an aggregate book value of $494,000. Loan participations account for 5.84% of First Federal's aggregate classified assets and nonperforming assets at such date. See "Delinquent Loans, Nonaccruing Loans and Classified Assets."

      The following table presents First Federal's mortgage loan origination, purchase and sale activity for the periods indicated:


                                       Year ended September 30,
                                     -----------------------------
                                      1997       1996       1995
                                      ----       ----       ----
                                        (Dollars in thousands)

Loans originated:
  Adjustable-rate:
  ----------------
  Real estate:
    One-to-four family               $27,087    $30,729    $18,204
    Multifamily                        1,022        748        274
    Nonresidential                       663        580      2,763
  Consumer                             8,123      9,358      7,557
                                     -----------------------------
      Total adjustable-rate loans    $36,895    $41,415    $28,798
                                     -----------------------------
  Fixed-rate:
  -----------
  Real estate:
    One-to-four family (1)           $ 6,789    $ 7,229    $ 3,471
    Multifamily                            -          -          -
    Nonresidential                       437        130        203
  Consumer                            28,993     24,071     22,215
                                     -----------------------------
      Total fixed-rate loans         $36,219    $31,430    $25,889
                                     -----------------------------
      Total loans originated         $73,114    $72,845    $54,687
                                     -----------------------------
Loans sold                             5,215      6,763      4,306
                                     -----------------------------
Principal repayments (2)              57,932     54,698     37,852
                                     -----------------------------
      Total reductions                63,147     61,461     42,158
                                     -----------------------------
Change in other items - net (3)        3,762     (2,830)       598
                                     -----------------------------
      Net increase                   $13,729    $ 8,554    $13,127
                                     =============================

--------------------
<F1>  Includes construction loans.
<F2>  Includes advances drawn, repayments on lines-of-credits and transfers to real estate owned.
<F3>  Consists of loans in process, net deferred origination costs and unamortized discounts and allowance for loan losses.


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

      Based on such limits, First Federal was able to lend approximately $2.3 million to any one borrower at September 30, 1997. The largest amount First Federal had outstanding to one borrower was $1.7 million. Such loan was secured by non-residential real estate and was current at September 30, 1997. See "REGULATION - OTS Regulations -- Lending Limits."

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

      The following table reflects the amount of loans in a delinquent or nonperforming status as of the dates indicated:

                                                                               At September 30,
                                                    -----------------------------------------------------------------------
                                                            1997                     1996                     1995
                                                    ---------------------    ---------------------    ---------------------
                                                              Percent of               Percent of               Percent of
                                                    Amount    total loans    Amount    total loans    Amount    total loans
                                                    ------    -----------    ------    -----------    ------    -----------
                                                                            (Dollars in thousands)

Real estate loans delinquent for:
  30 to 59 days                                     $1,906       1.08%       $1,831       1.10%       $2,844       1.83%
  60 to 89 days                                        172       0.10           372       0.22           129       0.08
  90 or more days                                      399       0.22           337       0.20           442       0.28
                                                    -------------------------------------------------------------------
    Total delinquent real estate loans              $2,477       1.40        $2,540       1.52        $3,415       2.19
                                                    -------------------------------------------------------------------

Consumer loans delinquent for:
  30 to 59 days                                        511       0.29           386       0.23           208       0.13
  60 to 89 days                                        305       0.17           188       0.11           121       0.08
  90 or more days                                      384       0.22           214       0.13            96       0.06
                                                    -------------------------------------------------------------------
    Total delinquent consumer loans                  1,200       0.68           788       0.47           425       0.27
                                                    -------------------------------------------------------------------
    Total delinquent loans                          $3,677       2.08%       $3,328       1.99%       $3,840       2.46%
                                                    ===================================================================

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

      The following table sets forth information with respect to the accrual and nonaccrual status of First Federal's loans which are 90 days or more past due and other nonperforming assets as of the dates indicated:


                                                             September 30,
                                               ------------------------------------------
                                               1997     1996     1995     1994      1993
                                               ----     ----     ----     ----      ----
                                                         (Dollars in thousands)

Loans accounted for on a non-accrual basis:
  Real estate:
    Residential                                $ 368    $ 211    $ 264    $ 415    $  160
    Nonresidential                                 0        0        0        0        37
  Consumer                                        74      175       96      152       184
                                               ------------------------------------------
      Total nonaccrual loans                   $ 442    $ 386    $ 360    $ 567    $  381
                                               ------------------------------------------

Accruing loans which are contractually
 past due 90 days or more:
  Real estate:
    Residential                                $ 111    $ 126    $ 178    $ 153    $  302
    Nonresidential                                 0        0        0        0         0
  Consumer                                         0        0        0        0         0
                                               ------------------------------------------
      Total accruing loans which are
       90 days past due                        $ 111    $ 126    $ 178    $ 153    $  302
                                               ------------------------------------------

      Total nonaccrual loans and accruing
       loans which are 90 days past due        $ 553    $ 512    $ 538    $ 720    $  683
                                               ==========================================

Percentage of total loans                       0.31%    0.31%    0.35%    0.52%     0.54%
                                               ==========================================

Other nonperforming assets - net (1)           $   0    $   0    $   0    $   0    $1,777
                                               ==========================================

--------------------
<F1>  Consists of REO, property held for future sale and First Federal's investment in a joint venture.


      During the year ended September 30, 1997, $67,554 of interest income would have been recorded on nonaccruing loans had such loans been accruing and $44,145 of interest income on those loans was included in net income for the period. During the periods shown, First Federal had no restructured loan within the meaning of SFAS No. 15.

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

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:

                                      At September 30,
                                 --------------------------
                                  1997      1996      1995
                                  ----      ----      ----
                                   (Dollars in thousands)

Classified assets
  Substandard                    $1,144    $1,006    $1,702
  Doubtful                            -         -         -
  Loss                              346       414       345
                                 --------------------------
      Total classified assets    $1,490    $1,420    $2,047
                                 ==========================

      Assets classified as substandard or doubtful require First Federal to establish prudent general allowances for loan losses. If an asset, or portion thereof, is classified as loss, First Federal must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. First Federal maintains an allowance for loan losses with respect to loans that are classified and an allowance for loss on property held for future sale for other classified assets.

      First Federal sets up a specific reserve for the entire balance of repossessed cars at the time of repossession. That reserve is reversed at the time of the sale of the car and the loss from the sale is recorded.


                                                       Year ended September 30,
                                            ----------------------------------------------
                                             1997      1996      1995      1994      1993
                                             ----      ----      ----      ----      ----
                                                        (Dollars in thousands)

Balance at beginning of period              $1,611    $1,499    $1,021    $  821    $1,352
Charge-offs
  Mortgage loans                                 0         0        (1)       (7)     (788)
  Consumer loans                               (28)      (28)      (30)      (89)      (63)
                                            ----------------------------------------------
      Total charge-offs                        (28)      (28)      (31)      (96)     (851)
                                            ----------------------------------------------
Recoveries
  Mortgage loans                                 0         0        438        1        19
  Consumer loans                                11         9         11      104        20
                                            ----------------------------------------------
      Total recoveries                          11         9        449      105        39
                                            ----------------------------------------------
      Net (charge-offs) recoveries             (17)       (19)      418        9      (812)
                                            ----------------------------------------------
Provision for loss                             222        131        60      191       281
                                            ----------------------------------------------
Balance at end of period                    $1,816     $1,611    $1,499   $1,021    $  821
                                            ==============================================
Ratio of net (charge-offs) recoveries to
 average loans outstanding                   (0.01)%    (0.01)%    0.28%    0.01%    (0.65)%
                                            ==============================================

      First Federal classified no loans meeting the definition of impaired during the years ended September 30, 1997 and 1996.

      The following table sets forth an analysis of First Federal's allowance for loan losses allocated by type of loan:


                                                                 At September 30,
                 ----------------------------------------------------------------------------------------------------------------
                         1997                   1996                   1995                   1994                   1993
                 --------------------   --------------------   --------------------   --------------------   --------------------
                          Percent of             Percent of             Percent of             Percent of             Percent of
                           loans in               loans in               loans in               loans in               loans in
                          category to            category to            category to            category to            category to
                 Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans
                 ------   -----------   ------   -----------   ------   -----------   ------   -----------   ------   -----------
                                                              (Dollars in thousands)

Mortgage loans   $  548      70.79%     $  521      74.05%     $  566      74.85%     $  518      77.18%      $389      79.48%
Consumer loans      797      28.00         623      24.95         483      24.16         421      22.37        327      20.33
Commercial
 loans               21       1.21          17       1.00          15       0.99           0        .45          0        .19
Unallocated         450          -         450          -         435          -          82          -        105          -
                 ------------------------------------------------------------------------------------------------------------
      Total      $1,816     100.00%     $1,611     100.00%     $1,499     100.00%     $1,021     100.00%      $821     100.00%
                 ============================================================================================================

      The allocation of the allowance does not restrict the ability of First Federal to utilize such allocated amounts for other types of loans.

      The amount of the unallocated portion of First Federal's loan loss allowance is based on its historical five-year average loss experience for various types of mortgage and consumer loans which are not classified assets, the level of classified assets, general economic conditions and other variables. Unallocated reserves for assets classified "substandard" are established as follows: (1) 5.0% for one-to-four family mortgage loans classified substandard; and (2) 10% for all other assets classified substandard. For assets for which a specific reserve has been established for the portion of the asset classified "loss," general valuation allowances are typically not established for the balance of the asset classified "substandard." At September 30, 1997, First Federal had no assets classified "doubtful." First Federal's loan loss allowance at September 30, 1997, was considered by management to be adequate. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995" attached hereto, which is incorporated herein by reference.

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

      The following table sets forth an analysis of First Federal's investment portfolio at the dates indicated:



                                                                 At September 30,
                                        -------------------------------------------------------------------
                                                1997                   1996                    1995
                                        --------------------   --------------------    --------------------
                                        Book      Percent of   Book      Percent of    Book      Percent of
                                        value       total      value       total       value       total
                                        -----     ----------   -----     ----------    -----     ----------
                                                              (Dollars in thousands)

Investment securities:
  U.S. Government securities and
   agency obligations                   $7,296      81.60%     $4,321      69.59%      $4,621      68.40%
  Obligations of State and
   political subdivisions                  207       2.32         227       3.66          246       3.64
                                        ----------------------------------------------------------------
    Total investment securities          7,503      83.92       4,548      73.25        4,867      72.04
                                        ----------------------------------------------------------------
  Mortgage-backed securities             1,438      16.08       1,661      26.75        1,889      27.96
                                        ----------------------------------------------------------------
    Total investment securities and
     mortgage-backed securities         $8,941     100.00%     $6,209     100.00%      $6,756     100.00%
                                        ================================================================
  Average remaining life of
   investment securities and
   mortgage-backed securities               2.92 years            3.83 years              6.00 years
  Adjusted weighted average
   maturity of investment securities        3.7 months            1.7 months              4.7 months


     The composition and maturities of First Federal's investment securities and mortgage-backed securities are indicated in the following table:


                                                                 At September 30, 1997
                                   ----------------------------------------------------------------------------------
                                   Less than       1 to 5       5 to 10         Over            Total investment
                                     1 year        years         years        10 years             securities
                                   ----------------------------------------------------------------------------------
                                   Book value    Book value    Book value    Book value    Book value    Market value
                                   ----------------------------------------------------------------------------------
                                                                (Dollars in thousands)

U.S. Government securities
 and agency obligations              $7,296         $ -           $  -         $    -        $7,296         $7,297
Obligation of States and
 political subdivisions                   -           -            170             37           207            207
Mortgage-backed securities                -           -            148          1,290         1,438          1,477
                                     -----------------------------------------------------------------------------
Total investment securities and
 mortgage-backed securities          $7,296         $ -           $318         $1,327        $8,941         $8,981
                                     =============================================================================
Weighted average yield                 5.79%         --           7.48%          7.00%         6.03%             -


Note: Yields on tax-exempt securities are adjusted on a tax-equivalent basis.

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

      First Federal's deposits were represented by the various types of savings programs described in the following table, at the dates indicated:



                                                                         At September 30,
                                           --------------------------------------------------------------------------------------
                                                      1997                          1996                          1995
                                            -------------------------     -------------------------     -------------------------
                                                         Percent of                    Percent of                    Percent of
                                            Amount     total deposits     Amount     total deposits     Amount     total deposits
                                            ------     --------------     ------     --------------     ------     --------------
                                                                           (Dollars in thousands)

NOW accounts:
  Noninterest bearing                      $  4,214          3%          $  3,978          3%          $  3,170          2%
  Money market                               24,299         19             22,307         17             20,266         16
Passbook and statement savings accounts      25,747         20             28,330         22             29,589         23
                                           -------------------------------------------------------------------------------
  Total transaction accounts                 54,260         42             54,615         42             53,025         41
                                           -------------------------------------------------------------------------------
Certificates of deposit:
  Negotiated-rate certificates                4,587          4              5,466          4              5,385          4
  Money-market certificates:
    3 to 6 months                             5,873          5              7,141          5              8,408          7
    12 to 23 months                          28,104         23              8,793          7              3,943          3
    2 to 2 1/2 years                          7,882          6              9,078          7             11,338          9
    3 to 3 1/2 years                         20,382         16             38,766         30             41,544         32
    4 to 4 1/2 years                            204          -                210          -                289          -
    5 years and greater                       4,968          4              5,633          5              4,979          4
                                           -------------------------------------------------------------------------------
  Total certificates of deposit              72,000         58             75,087         58             75,886         59
                                           -------------------------------------------------------------------------------
Christmas club and other
 noninterest-bearing accounts                   375          -                370          -                356          -
                                           -------------------------------------------------------------------------------
  Total deposits                           $126,635        100%          $130,072        100%          $129,267        100%
                                           ===============================================================================

      The following table presents the time deposits in First Federal classified by rates as of the dates indicated:


                      Year ended September 30
                   -----------------------------
                    1997       1996       1995
                    ----       ----       ----
                      (Dollars in thousands)

Less than 6%       $52,396    $63,901    $50,422
6 - 6.99%           18,362      9,719     23,695
7 - 7.99%              310        539        764
8 - 8.99%              589        581        678
Greater than 9%        343        347        327
                   -----------------------------
                   $72,000    $75,087    $75,886
                   =============================

      The following table presents the amount and remaining maturities of time deposits at September 30, 1997:


                                                   Amount Due
                         ---------------------------------------------------------------
                          Up to      Over one year    Over 3 years     Over
        Rate             one year     to 3 years       to 5 years     5 years     Total
        ----             --------    -------------    ------------    -------     -----
                                             (Dollars in thousands)

Total amount maturing    $45,887        $25,745          $ 327         $  41     $72,000
Weighted average rate       5.43%          5.83%          6.80%         6.12%       5.58%


      The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1997, and September 30, 1996:


         Maturity             At September 30, 1997    At September 30, 1996
         --------             ---------------------    ---------------------
                                          (Dollars in thousands)

Three months or less                 $ 3,892                  $ 2,206
Over 3 months to 6 months              1,835                    3,200
Over 6 months to 12 months             3,503                    2,409
Over twelve months                     2,891                    4,021
                                     -------                  -------
Total                                $12,121                  $11,836
                                     =======                  =======

      The following table presents First Federal's deposit account balance activity for the periods indicated:


                                                 Year ended September 30
                                           -----------------------------------
                                             1997         1996         1995
                                             ----         ----         ----
                                                 (Dollars in thousands)

Beginning balance                          $ 130,072    $ 129,267    $ 129,013
Deposits                                     382,506      321,320      309,913
Withdrawals                                 (389,873)    (324,469)    (312,968)
Interest credited                              3,930        3,954        3,309
                                           -----------------------------------
Ending balance                             $ 126,635    $ 130,072    $ 129,267
                                           ===================================
    Net increase (decrease) in deposits    $  (3,437)   $     805    $     254
                                           -----------------------------------
Percent increase (decrease) in deposits        (2.64)%        .62%         .20%


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

      The following table presents the maximum amount of First Federal's FHLB advances outstanding at September 30, 1997, 1996 and 1995, and the average aggregate balances of FHLB advances outstanding during the years ended September 30, 1997, 1996 and 1995:


                                                      At or for the
                                                 year ended September 30
                                              -----------------------------
                                               1997       1996       1995
                                               ----       ----       ----
                                                 (Dollars in thousands)

Maximum amount of FHLB advances
 outstanding during period                    $59,805    $37,970    $32,132
Average amount of FHLB advances
 outstanding during period                    $50,260    $30,334    $27,143
Amount of FHLB advances outstanding at
 end of period                                $59,805    $37,970    $27,600
Weighted average interest cost of FHLB
 advances during period based on month-end
 balances                                        5.75%      5.55%      6.17%


      First Federal had variable-rate advances with original maturities of less than 90 days totaling $29.8 million at a 6.53% interest rate at September 30, 1997. Fixed-rate long-term advances with a 6.34% weighted average consisted of the following by scheduled maturity:


                                      As of September 30, 1997
                                      ------------------------
                                                    Weighted
                                      Amount      Average Rate
                                      ------      ------------

One year or less                      $ 3,000        6.22%
More than one year through 3 years    $20,000        6.22%
More than 3 years through 5 years     $ 2,000        6.65%
More than 5 years through 10 years    $ 5,000        6.79%


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


                                                                                Year ended September 30,
                                                                                ------------------------
                                                                                1997     1996     1995
                                                                                ----     ----     ----

Weighted average yield on loan portfolio                                        8.59%    8.58%    7.97%
Weighted average yield on mortgage-backed securities                            7.35     5.92     6.82
Weighted average yield on investments                                           5.67     5.62     5.39
Weighted average yield on all interest-earning assets                           8.44     8.43     7.85
Weighted average rate paid on deposits                                          4.16     4.26     3.90
Weighted average rate paid on FHLB advances                                     5.75     5.55     6.17
Weighted average rate paid on all interest-bearing liabilities                  4.62     4.51     4.31
Interest rate spread (spread between weighted average rate on all interest-
 earning assets and all interest-bearing liabilities)                           3.82     3.92     3.54
Net interest yield (net interest income as a percentage of average interest-
 earning assets)                                                                3.87     4.04     3.70


      The following table sets forth certain information relating to First Federal's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from month-end balances, which include nonaccruing loans in the loan portfolio net of the allowance for loss. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented. Yields on tax-exempt assets have been computed on a fully tax-exempt basis assuming a tax rate of 34%.


                                                                    Year ended September 30,
                               ---------------------------------------------------------------------------------------------------
                                            1997                              1996                              1995
                               -------------------------------   -------------------------------   -------------------------------
                                 Average     Interest              Average     Interest              Average     Interest
                               outstanding   earned/    Yield/   outstanding   earned/    Yield/   outstanding   earned/    Yield/
                                 balance       paid      rate      balance       paid      rate      balance       paid      rate
                               -----------   --------   ------   -----------   --------   ------   -----------   --------   ------
                                                      (Dollars in thousands)

Interest-earning assets:
  Loans receivable-net (1)      $166,185     $14,274    8.59%     $153,277     $13,153    8.58%     $147,451     $11,746    7.97%
  Mortgage-backed securities       1,538         113    7.35         1,773         105    5.92         1,965         134    6.82
  Interest-bearing deposits in
   FHLB                            3,047         163    5.35         2,385         121    5.07         1,993          40    2.00
  Investment securities            5,196         304    5.85         4,248         252    5.93         4,037         285    7.06
                                --------------------              --------------------              --------------------
Total interest-earning assets   $175,966     $14,854    8.44      $161,683     $13,631    8.43      $155,446     $12,205    7.85
                                ====================              ====================              ====================
Interest-bearing liabilities:
  Certificates of deposit       $ 72,942     $ 3,968    5.44      $ 76,379     $ 4,223    5.53      $ 70,316     $ 3,559    5.06
  Passbook accounts               27,461         670    2.44        28,721         706    2.46        30,755         757    2.46
  NOW accounts                    23,316         504    2.16        21,857         485    2.22        21,392         460    2.15
  FHLB advances                   50,260       2,888    5.75        30,334       1,685    5.55        27,143       1,676    6.17
                                --------------------              --------------------              --------------------
  Total interest-bearing
   liabilities                  $173,979     $ 8,030    4.62      $157,291     $ 7,099    4.51      $149,606    $ 6,452     4.31
                                ====================              ====================              ===================
Net interest income; interest
 rate spread                                 $ 6,824    3.82                   $ 6,532    3.92                  $ 5,753     3.54
                                             =======                           =======                          =======
Net interest yield (2)                                  3.87                              4.04                              3.70
Average interest-earning
 assets to average interest-
 bearing  liabilities             102.62%                           102.79%                           103.90%

--------------------
<F1>  Includes nonaccrual loans.
<F2>  Net interest yield is net interest income divided by average interest-
      earning assets.


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

      As a part of its effort to monitor its interest rate risk, First Federal reviews the reports of the OTS which set forth the application of the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations to the assets and liabilities of First Federal. Although First Federal is not currently subject to the NPV regulation because such regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%, and because the OTS is not currently enforcing the regulation, the application of the NPV methodology may illustrate First Federal's interest rate risk.

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

      Presented below, as of September 30, 1997, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.

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


                             September 30, 1997
                           ----------------------
Change in Interest Rate    $ Change      % Change
    (Basis Points)          In NPV        in NPV
-----------------------    --------      --------
                           (Dollars in thousands)

         +400              $(1,987)        (9)%
         +300              $  (654)        (3)%
         +200              $   213          1%
         +100              $   439          2%
            0                    0          0
         -100              $  (824)        (4)%
         -200              $(1,312)        (6)%
         -300              $(1,488)        (7)%
         -400              $(1,212)        (6)%


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

      The following table sets forth the average outstanding balances of First Federal's noninterest-earning assets and liabilities for the periods indicated:


                                                Year ended September 30,
                                               ---------------------------
                                                1997       1996      1995
                                                ----       ----      ----
                                                     (In thousands)

Noninterest-earning assets:
  REO                                          $    16    $   16    $    -
  Fixed assets                                   7,114     5,355     2,918
  Other assets                                   3,474     2,533     2,166
                                               ---------------------------
      Total noninterest-earning assets         $10,604    $7,904    $5,084
                                               ===========================
Noninterest-bearing liabilities:
  Noninterest-bearing NOW accounts             $ 4,357    $3,945    $2,893
  Other liabilities                              2,269     2,561     2,078
                                               ---------------------------
      Total noninterest-bearing liabilities    $ 6,626    $6,506    $4,971
                                               ===========================

      The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected First Federal's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior-year rate), (ii) changes in rate (change in rate multiplied by prior-year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate:


                                                                      Year ended September 30,
                                    -------------------------------------------------------------------------------------------
                                           1997 vs. 1996                   1996 vs. 1995                   1995 vs. 1994
                                    ---------------------------     ---------------------------     ---------------------------
                                    Increase (Decrease)             Increase (Decrease)             Increase (Decrease)
                                          due to                          due to                          due to
                                    Volume       Rate     Total     Volume       Rate     Total     Volume       Rate     Total
                                    ------       ----     -----     ------       ----     -----     ------       ----     -----
                                                                            (In thousands)

Interest income attributable to:
  Loans receivable                  $1,106       $  15    $1,121     $479        $928     $1,407    $1,428       $647     $2,075
  Mortgage-backed securities           (10)         18         8      (12)        (17)       (29)      (16)         3        (13)
  Investment securities                 91           3        94       34          14         48         9         82         91
                                    --------------------------------------------------------------------------------------------
  Total interest income             $1,187       $  36    $1,223     $501        $925     $1,426    $1,421       $732     $2,153
                                    ============================================================================================
Interest expense attributable to:
  Deposits                          $ (142)      $(130)   $ (272)    $181        $457     $  638    $ (128)      $452     $  324
  FHLB advances                      1,140          63     1,203       62         (53)         9     1,185        368      1,553
                                    --------------------------------------------------------------------------------------------
  Total interest expense            $  998       $ (67)   $  931     $243        $404     $  647    $1,057       $820     $1,877
                                    ============================================================================================
Increase (decrease) in net
 interest income                    $  189       $ 103    $  292     $258        $521     $  779    $  364       $(88)    $  276
                                    ============================================================================================

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

      There is only one other thrift institution which has its principal offices in Muskingum County, Ohio, but several other savings associations and commercial banks have offices in First Federal's primary market area.
Of the seven banks and thrifts which have offices in Muskingum County, First Federal ranks approximately third in deposit share with 12.95% of the savings market as of June 30, 1996, and ranks first in residential real estate originations for purchase of residential property with 17.21% of the mortgage loan originations for the first nine months of the 1997 calendar year.

      The number and size of financial institutions competing with First Federal is also likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate branching by federal savings associations and national banks. Such increased competition may have an adverse effect upon First Federal.

Personnel

      As of September 30, 1997, First Federal had 70 full-time employees and 12 part-time employees. First Federal believes that relations with its employees are excellent. First Federal offers health and life insurance benefits. None of the employees of First Federal are represented by a collective bargaining unit.

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

      Control Share Acquisition. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that certain acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3%, or 50% of the outstanding voting securities of Bancorp (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public disclosure of the acquisition or by certain officers of Bancorp or directors of Bancorp who are also employees of Bancorp. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

      Takeover Bid Statute. Ohio law provides that an offeror may not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statute also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

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

      Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 1997:


                                  At September 30, 1997
                                  ----------------------
                                               Percent
                                  Amount      of assets
                                  ------      ---------
                                  (Dollars in thousands)

Tangible capital                  $13,862        6.82%
Tangible capital requirement        3,049        1.50
                                  -------------------
  Excess                          $10,813        5.32%
                                  ===================
Core capital                      $13,862        6.82%
Core capital requirement            6,097        3.00
                                  -------------------
  Excess                          $ 7,765        3.82%
                                  ===================
Total capital                     $15,167       11.31%
Risk-based capital requirement     10,729        8.00
                                  -------------------
  Excess                          $ 4,438        3.31%
                                  ===================

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

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. Certain regulatory actions are mandated or recommended for savings associations that are deemed to be well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, after notice and an opportunity for hearing, if the association is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice, including a less than satisfactory examination rating on matters other than capital. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at September 30, 1997, meets the standards for the highest category, a "well-capitalized" association.

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

      Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). QTIs are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL Test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Under legislation effective in 1996, QTIs were expanded to include credit card and educational loans without restriction, and the QTL Test could be met by qualifying as a "domestic building and loan" under the Internal Revenue Code of 1986, as amended (the "Code"). Under this test, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 1997, First Federal met the QTL Test.

      Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are
not subject to this limit.   In applying this limit, the regulations require
that loans to certain related borrowers be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 for any purpose. At September 30, 1997, First Federal was in compliance with this lending limit. See "Lending Activities -- Loan Originations, Purchases and Sales."

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to limits on loans to one borrower, and the total of all such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's total capital (or 200% of total capital for a qualifying institution with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. First Federal was in compliance with such restrictions at September 30, 1997.

      Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Bancorp is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. First Federal was in compliance with these requirements and restrictions at September 30, 1997.

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

      Bancorp is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1997, First Federal met the QTL Test.

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

Federal Deposit Insurance Corporation.

      Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC maintains and administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations.

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

FRB Regulations

      Reserve Requirements. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. Effective December 12, 1997, such regulations generally require that reserves of 3% be maintained against deposits in transaction accounts up to $47.8 million (subject to an exemption of up to $4.7 million), and that an initial reserve of 10% be maintained against that portion of total net transaction accounts in excess of $47.8 million. These percentages are subject to adjustment by the FRB. At September 30, 1997, First Federal was in compliance with the reserve requirements then in effect and also in compliance with the new requirements.

Federal Home Loan Banks

      The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Federally chartered savings associations are required to be members of a FHLB. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $3,041,900 at September 30, 1997.

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

                                  TAXATION

Federal Taxation

      Bancorp and First Federal are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, Bancorp and First Federal may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986.
In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.
However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

      First Federal's average gross receipts for the three tax years ending on September 30, 1997, is $14,910,000, and as a result, First Federal does not qualify as a small corporation exempt from the alternative minimum tax.

      Prior to the enactment of the Small Business Jobs Protection Act (the "Small Business Act"), which was signed into law on August 21, 1996, certain thrift institutions, including First Federal, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1996, 1995 and 1994, First Federal used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

      The Small Business Act eliminated the percentage of taxable income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge-off method. First Federal would be treated as a small bank.

      A thrift institution required to change its method of computing reserves for bad debt will threat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1998 (i.e., the "pre-1998 reserves"). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

      For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less then its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

      The tax returns of First Federal have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of First Federal.

      The balance of the "pre-1988 reserves" is subject to the provisions of
Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The "pre-1988 reserves" may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a
thrift institution to a shareholder is treated as made:   first, out of the
institution's post-1951 accumulated earnings and profits; second, out of the "pre-1988 reserves"; and, third, out of such other accounts as may be proper. To the extent a distribution by First Federal to Bancorp is deemed paid out of its "pre-1988 reserves" under these rules, the "pre-1988 reserves" would be reduced and First Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the "pre-1988 reserves." As of September 30, 1997, First Federal's "pre-1988 reserves" for tax purposes totaled approximately $1.6 million. First Federal believes it has approximately $7.1 million of accumulated earnings and profits for tax purposes as of September 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether First Federal will have current or accumulated earnings and profits in subsequent years.

      The federal income tax provision decreased by $226,000 from fiscal 1996 to fiscal 1997. The effective tax rate for fiscal 1997 was 33% compared to 34.2% for fiscal year 1996.

      On November 10, 1993, Bancorp's Board of Directors approved changing its tax year from December 31 to September 30 to coincide with its fiscal year-end.

Ohio Taxation

      Bancorp is subject to the Ohio corporation franchise tax, which, as applied to Bancorp, is a tax measured by both net income and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) .582% times taxable net worth. For tax years beginning after December 31, 1998, the tax rate is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth.

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

      First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of First Federal's book net worth determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax years thereafter the tax will be 1.3% of the book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.  Description of Property.

      The following table sets forth certain information at September 30, 1997, regarding the properties on which the main office and each branch office of First Federal is located and other office properties owned by First Federal:


Location                         Owned or leased    Date acquired    Square footage    Net book value (1)
--------                         ---------------    -------------    --------------    ------------------

Main Office:
Fifth and Market Streets (2)
Zanesville, Ohio  43701               Owned             1961             23,600            $4,908,265

Branch Offices:
990 Military Road
Zanesville, Ohio  43701               Owned             1975              5,000               418,323

2810 Maysville Pike
South Zanesville, Ohio  43701         Owned             1994              2,050               460,618

55 East Main Street
Roseville, Ohio  43777                Owned             1990              2,394               121,432

639 Main Street
Coshocton, Ohio  43812                Owned             1982              4,310               119,860

132 Main Street
Newcomerstown, Ohio  43832            Owned             1984              2,128                 4,770

Other Offices:
FHA-VA Lending Office
995 Beverly Avenue
Zanesville, Ohio  43701               Owned             1975              1,000                 4,500

Other Properties:
1003 Beverly Avenue
Zanesville, Ohio  43701               Owned             1994              1,284                61,250


--------------------
<F1>  Net book value amounts are for land, buildings and improvements.
<F2>  In June of 1995, First Federal entered into contracts for the expansion and renovation of the Main Office facility at 505 Market
      Street.  The construction began in August 1995 and was completed in
      November 1996 for a cost of $4.3 million.


      First Federal also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of First Federal's investment in office premises and equipment totaled $1.3 million at September 30, 1997. First Federal believes such properties are adequately insured. See Notes to Consolidated Financial Statements for additional information.


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


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      Price information with respect to Bancorp's common shares is listed on The Nasdaq SmallCap Market ("Nasdaq") under the symbol of FFBZ. The following table sets forth the range of high and low bid information for the common shares of Bancorp, as quoted by Nasdaq, together with the dividends declared per common share for each quarter during the fiscal year ended September 30, 1997.


                           09/97     06/97     03/97     12/96     09/96     06/96     03/96     12/95
                           -----     -----     -----     -----     -----     -----     -----     -----

Dividend Declared          $0.060    $0.060    $0.060    $0.060    $0.055    $0.055    $0.050    $0.050

High Bid During Quarter    20.250    19.000    18.500    16.500    13.750    12.250    11.875    10.125

Low Bid During Quarter     17.000    17.000    16.000    13.250    11.750    11.125    10.125     9.750

Last Bid Of Quarter        18.750    18.250    18.500    16.000    13.750    11.750    11.125    10.125


      On November 6, 1996, the Board of Directors declared a stock dividend in the nature of a 2-for-1 stock split. All earnings and dividends per share disclosures have been restated to reflect these stock dividends. Bancorp had 1,575,116 common shares outstanding and held of record by approximately 557 shareholders as of November 30, 1997. Bancorp's common shares are traded in the over-the-counter market.

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

Item 6.  Management's Discussion and Analysis or Plan of Operations.

General

      First Federal is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in loans secured by one-to-four family residential real estate located primarily in eastern Ohio. In recent years, First Federal has increased its origination of consumer loans, primarily direct and indirect loans for the purchase of automobiles. First Federal also originates loans secured by multifamily real estate (over four units) and nonresidential real estate, other types of consumer loans, including home equity, home improvement loans, and secured and unsecured lines-of-credit, and commercial loans. Prior to 1986, First Federal purchased participation interests in various loans secured by multifamily and nonresidential real estate located outside of First Federal's primary market area. First Federal also invests in U.S. government and agency obligations, interest-bearing deposits in other banks, mortgage-backed securities and other investments permitted by applicable law.

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

      Some of the forward-looking statements included herein are the statements regarding the following:

      (1)   Management's determination of the amount of loan loss allowance;
      (2) Management's belief that deposits will grow slightly during fiscal year 1998;
      (3) Management's anticipation that loan demand will increase slightly;
      (4) Management's anticipation that additional advances from the FHLB will be necessary to fund loan originations;
      (5) Management's anticipation that adjustable-rate loans will reprice higher in fiscal year 1998 if interest rates remain relatively stable;
      (6) Management's anticipation to add up to $7.5 million in fixed-rate residential loans to the loan portfolio;
      (7)   Legislative changes with respect to the federal thrift charter;
      (8) Management's expectation that the amount of its consumer loans will increase; and
      (9) Management's expectation that a significant portion of the certificates of deposit at First Federal maturing in fiscal year 1998 will remain on deposit with First Federal.


Selected Consolidated Financial Data

      The following table sets forth certain information concerning the consolidated financial condition and results of operations of First Federal as of and for the periods indicated:


Selected financial information                                      At or for the year ended September 30,
and other data                                             1997         1996         1995         1994         1993
                                                           ----         ----         ----         ----         ----
                                                               (Dollars in thousands except for per share data)

Total amount of:
  Assets                                                 $ 203,703    $ 184,467    $ 171,624    $ 156,305    $ 146,048
  Mortgage-backed securities                                 1,438        1,661        1,889        2,063        2,395
  Loans receivable - net                                   174,027      160,298      151,744      138,618      127,149
  Federal funds sold and
   other short-term investments                              1,600        3,175          975          550            -
  Investment securities and FHLB stock                      10,545        6,478        6,502        6,233        5,638
  Deposits                                                 126,635      130,072      129,267      129,013      130,331
  Borrowed funds                                            59,805       37,970       27,600       14,625        3,225
  Stockholders' equity                                      15,626       13,998       12,745       11,484       11,231
Number of:
  Real estate loans outstanding                              2,972        3,008        2,675        2,655        2,642
  Consumer loans outstanding                                 5,994        5,189        4,938        4,735        4,483
  Deposit accounts                                          20,349       20,312       20,750       20,237       20,516
  Full service offices                                           6            6            6            6            6


Summary of operations                                      1997         1996         1995         1994         1993
                                                           ----         ----         ----         ----         ----

  Total interest income                                  $  14,854    $  13,630    $  12,205    $  10,052    $  10,805
  Total interest expense                                     8,031        7,099        6,452        4,575        5,206
                                                         -------------------------------------------------------------
  Net interest income                                        6,823        6,531        5,753        5,477        5,599
  Provision for loan losses                                    222          131           60          192          281
                                                         -------------------------------------------------------------
  Net interest income after
   provision for loan losses                                 6,601        6,400        5,693        5,285        5,318
  Noninterest income                                         1,096          871          766          731          765
  Noninterest expense                                        4,753        5,092        4,062        4,084        3,909
  Provision for loss on property
   held for sale                                                 -            -            -            -            -
                                                         -------------------------------------------------------------
  Income before federal income tax and
   cumulative effect of a change in accounting
   method                                                    2,944        2,179        2,397        1,932        2,174
  Provision for federal income taxes                           971          745          802          573          677
                                                         -------------------------------------------------------------
  Income before cumulative effect of a
   change in accounting method                               1,973        1,434        1,595        1,359        1,497
  Cumulative effect of change in accounting
   for income taxes                                              -            -            -         (360)           -
                                                         -------------------------------------------------------------
  Net income                                             $   1,973    $   1,434    $   1,595    $     999    $   1,497
                                                         =============================================================

  Primary earnings per share before cumulative effect
   of a change in accounting method                      $    1.15    $     .84    $     .97    $     .80    $     .88
  Change in accounting method                                    -            -            -         (.21)           -
                                                         -------------------------------------------------------------
  Primary earnings per share                             $    1.15    $     .84    $     .97    $     .59    $     .88
                                                         =============================================================

  Fully diluted earnings per share before cumulative
   effect of a change in accounting method               $    1.14    $     .84    $     .96    $     .79    $     .87
  Change in accounting method                                    -            -            -         (.21)           -
                                                         -------------------------------------------------------------
  Fully diluted earnings per share                       $    1.14    $     .84    $     .96    $     .58    $     .87
                                                         =============================================================

  Cash dividend declared per share                       $    0.24    $    0.21    $    0.18    $    0.14    $    0.09
  Weighted average common and
   common equivalent shares (1)
    Primary                                              1,721,481    1,697,094    1,640,194    1,695,948    1,706,096
    Fully diluted                                        1,728,007    1,716,515    1,660,670    1,702,556    1,710,692

--------------------
<F1>  On each of October 26, 1994, and November 6, 1996, the Board of
      Directors declared a stock dividend in the nature of a 2-for-1 stock split.  All earnings and dividends per share disclosures have been restated to reflect these stock dividends.


                                                              At or for the
                                                        year ended September 30,
                                           ---------------------------------------------------
Key Operating Ratios                        1997       1996       1995       1994       1993
                                            ----       ----       ----       ----       ----

Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and all
 interest-bearing liabilities) at end
 of period                                   3.52%      3.71%      3.48%      3.73%      3.87%
Average interest rate spread                 3.82       3.92       3.54       3.84       3.99
Net interest yield (net interest
 income divided by average interest-
 earning assets)                             3.87       4.04       3.70       3.99       4.15
Return on stockholders' equity (1)          13.36      10.65      13.14      12.57      14.00
Return on stockholders' equity (2)          13.36      10.65      13.14       9.24      14.00
Return on assets (3)                         1.02        .81        .96        .93       1.03
Return on assets (4)                         1.02        .81        .96        .68       1.03
Average interest-earning assets to
 average interest-bearing liabilities      102.62     102.79     103.90     104.69     104.12
Stockholders' equity to total assets at
 end of period                               7.67       7.59       7.43       7.35       7.69
Average stockholders' equity to average
 total assets                                7.61       7.65       7.33       7.51       7.36
Dividend payout                             19.13      25.00      18.75      24.14      10.35
Nonperforming assets ratio (total
 nonperforming assets divided by
 total assets) at end of period (5)           .27        .28        .31        .46       1.68
General valuation allowance to net
 loans outstanding at end of period          0.74       0.75       0.76       0.57       0.52

--------------------
<F1>  Net income before cumulative effect of change in accounting principle divided by average stockholders' equity.
<F2>  Net income divided by average stockholders' equity.
<F3>  Net income before cumulative effect of change in accounting principle divided by average total assets.
<F4>  Net income divided by average total assets.
<F5>  Nonperforming assets consist of nonaccruing loans, accruing loans which are past due 90 days or more, real estate owned and property held for future sale.


Financial Condition Data

      Total assets of First Federal increased to $203.7 million at September 30, 1997, from $184.5 million at September 30, 1996. The increase in assets is the result primarily of an increase in net loans receivable of $13.7 million, or 8.56%, from $160.3 million at September 30, 1996, to $174.0 million at September 30, 1997, an increase in securities held to maturity from $4.5 million to $7.5 million, and an increase in premises and equipment from $6.6 million to $7.5 million. The increase in loans receivable was primarily due to an increase in residential real estate loans of $4.0 million, a $5.9 million increase in consumer automobile loans, a $1.3 million increase in other real estate loans, a $474,000 increase in commercial loans and a $2.1 million increase in other consumer loans. The increase in residential loans was due to new loan originations and refinancing of loans from other institutions. The increase in consumer auto loans was due to new originations and refinancing of loans from other institutions.

      Cash and cash equivalents increased $675,000 to $8.8 million at September 30, 1997. Investment securities increased $3.0 million to increase the level of securities available for liquidity as assets have continued to increase. See "Liquidity and Capital Resources." Mortgage-backed securities decreased by $223,000, or 13.42%, during the 1997 fiscal year due to principal repayments on the mortgage-backed securities portfolio and the use of such funds for operations and loan originations. Accrued interest receivable and other assets increased $1.2 million to $4.4 million at September 30, 1997. Premises and equipment increased $1.0 million due to the renovation of the Main Office, which cost $4.3 million. FHLB stock increased $1.1 million, which is included in accrued interest receivable and other assets.

      The allowance for loan losses increased by $205,000 from $1,611,000 at September 30, 1996, to $1,816,000 at September 30, 1997. Management determined to increase the general valuations as the loan portfolio grew. First Federal reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. See Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

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

      Deposits decreased by $3.4 million, or 2.64%, from $130.1 million at September 30, 1996, to $126.6 million at September 30, 1997. The decrease is primarily due to the decline in certificate of deposit accounts at September 30, 1997. The balance of such deposits decreased $3.1 million to $72.0 million at September 30, 1997, from $75.1 million at September 30, 1996. At September 30, 1997, FHLB advances totaled $59.8 million, an increase of $21.8 million over the $38 million of advances outstanding at September 30, 1996. Management believes that deposits will grow slightly during early fiscal year 1998 and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB, whose rates are less expensive than current market savings rates and their SAIF premiums. No assurance can be provided, however, that deposits will grow slightly and that loan demand will remain steady. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

      Stockholders' equity was $15.6 million, or 7.67% of total assets, at September 30, 1997, compared to $14 million, or 7.59% of total assets, at September 30, 1996. The increase was attributable to $2.0 million in net income for the 1997 fiscal year, $377,000 in dividends declared, and $32,850 received from exercised options.

Comparison of the Years Ended
September 30, 1997 and 1996

      First Federal reported net income for the 1997 fiscal year of approximately $2.0 million, compared to $1.4 million in fiscal year 1996. The most significant changes from 1996 to 1997 were the increase in net interest income of $292,000 and the decrease in noninterest expense of $421,000 due primarily to not having a special deposit insurance assessment by the Savings Association Insurance Fund ("the SAIF") of the FDIC as in 1996.

      Net interest income increased by $292,000 in fiscal year 1997 compared to fiscal year 1996. Interest income increased $1.2 million during fiscal year 1997 from $13.6 million during fiscal year 1996. This increase was a result of average loans increasing $12.9 million during 1997 compared to 1996 and the highly competitive mortgage loan market in which 1996's first-year rates on adjustable-rate mortgages were set at rates lower than the fully indexed rates and adjusted to higher rates in 1997. Only 2.85%, or $5.0 million, of First Federal's total loan portfolio of $174.0 million consists of fixed-rate residential real estate loans. Due to the low percentage of fixed-rate loans in the loan portfolio, management believes that the addition of up to $7.5 million in 15-year fixed-rate loans to the loan portfolio, which it plans for fiscal year 1998, will enhance the first-year income on loans without additional material interest-rate risk to the portfolio. No assurance can be provided, however, that such fixed-rate loans will be added to the portfolio. Loan originations are affected by loan demand, which in turn is affected by interest rates offered, general economic conditions and the availability of funds for lending activities.
If interest rates remain relatively stable during fiscal year 1998, the adjustable-rate mortgage loan portfolio will reprice at slightly higher rates as most loans originated during fiscal year 1996 were not initially priced at the fully indexed interest rate. These loans will be repricing upward at their first adjustment in 1997 while the balance of the adjustable-rate mortgage loan portfolio will not reprice substantially lower during 1997. No assurance can be provided, however, that interest rates will remain stable. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of First Federal. Interest expense for fiscal year 1997 increased $931,000 from $7.1 million during fiscal year 1996. Included in interest expense for 1997 is approximately $2.9 million of interest on borrowed funds. The increase in interest expense on deposits is the result of higher interest rates on certificates of deposit. It is expected that the amount of interest paid on borrowed funds will increase during fiscal year 1998 as First Federal relies on additional advances from the FHLB to fund loan demand.

      First Federal's average interest rate spread decreased from 3.92% in fiscal 1996 to 3.82% in fiscal 1997 as a result of the average rate First Federal is paying on deposits and borrowings increasing more than the average rate First Federal is earning on loans and securities.

      The provision for loan losses was $222,000 in the 1997 fiscal year, an increase of $91,000 from the 1996 fiscal year. Management increased the provision for loan losses as a result of the increase in the loan portfolio.

      Noninterest income increased for fiscal year 1997 by $225,000 from fiscal 1996. This is a result of the increase in dividends paid on FHLB stock of $59,000, an increase of $20,000 in the gain on loans sold, and an increase in other income of $124,000, due to the sale of land that was held in the subsidiary, Firstfedco Agency, Inc., at a zero balance. The land had been written off in 1992.

      Noninterest expenses decreased by approximately $339,000 from fiscal 1996 to fiscal 1997. The decrease is primarily attributable to not having a special deposit insurance assessment of $800,100 in fiscal 1997. In addition, salaries and benefits increased $33,000, mainly due to an increase in staff and normal pay increases. Occupancy expense increased $251,000 mainly due to increased depreciation for the new building and furniture and fixtures as a result of the renovation of the Main Office at a cost of $4.3 million. The renovation also accounted for a $28,000 increase in costs due to the grand opening and reappraisal of the building. Other operating expenses increased $229,000 due to an $88,000 increase in write-offs of consumer loans and dishonored checks, $20,000 in start-up costs for the debit card program, a $20,000 increase in auditing and consulting fees related to the addition of Money Concepts, our third-party provider of investments and financial planning, a $20,000 increase in stationary and supplies, and a $12,000 increase in contributions.

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

      In August 1996, Congress passed legislation repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes and requiring any bad debt reserves taken after 1987, using the percentage of taxable income method, be included in future taxable income of the association over a six-year period. A two-year delay is permitted for institutions meeting a residential mortgage loan origination test. At September 30, 1997, First Federal had approximately $1.0 million in bad debt reserves subject to recapture for federal income tax purposes and approximately $1.1 million at September 30, 1996. The deferred tax liability related to the recapture was established in prior years, so First Federal's net income will not be negatively affected by this legislation.

      The federal income tax provision increased by $226,000 from fiscal 1996 to fiscal 1997. The effective tax rate for fiscal 1997 was 33.00% compared to 34.2% for fiscal year 1996.

Year 2000 Considerations
------------------------

      First Federal has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. First Federal presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for First Federal's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a negative impact on the operations of First Federal.

Comparison of the Years Ended
September 30, 1996 and 1995

      First Federal reported net income for the 1996 fiscal year of approximately $1.4 million compared to $1.6 million in fiscal year 1995.
The most significant changes from 1995 to 1996 were the increase in net interest income of $778,000 and the increase in noninterest expense of $1.0 million due primarily to a special deposit insurance assessment by the SAIF.

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

      Noninterest expenses increased by approximately $1.0 million from fiscal 1995 to fiscal 1996. The increase is primarily attributable to the special deposit insurance assessment of $800,100 in 1996. In addition, salaries and benefits increased $168,000, mainly due to an increase in staff and normal pay increases. Occupancy expense increased $59,000 mainly due to increased depreciation for the new loan system and savings system software purchased in fiscal 1996.

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

      In recent years, First Federal has stressed short-term consumer lending, primarily the origination of automobile loans. In fiscal year 1997, the automobile loans increased to $36.3 million from $30.4 million in fiscal year 1996. The increase was due to a general fiscal year improvement in automobile sales. First Federal intends to continue to maintain consumer loans at current levels or increase such amounts, depending upon the demand for such loans. Consumer loans may decrease, however, due to decreased demand or increased competition. For the past eight years, First Federal has been the leader in originating loans for the purchase of residential properties in Muskingum County, in terms of both number and aggregate dollar amount of loans.

      First Federal's interest rate spread is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time, because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset value to changes in interest rates. The management and Board of Directors of First Federal carefully manage First Federal's exposure to interest rate risk in a manner designed to maintain the projected four-quarter percentage change in net interest income and the projected change in the market value of portfolio equity within the limits established by the Board of Directors assuming a permanent and instantaneous parallel shift in interest rates. The Board has established parameters for the maximum absolute change in net interest income and market value of portfolio equity at +/- 200 basis points at (25)% and (40)%. First Federal's projected change is 1% and (6)% at September
30, 1997.

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

      The OTS requires savings associations to maintain a minimum level of investments in specified types of liquid assets. OTS regulations presently require First Federal to maintain an average daily balance of investments in United States Treasury obligations, federal agency obligations and other investments having maturities of five years or less. At September 30, 1997, such minimum requirement was an amount equal to 5% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The requirement has since been lowered to 4%. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which First Federal may rely if necessary to fund deposit withdrawals and other short-term funding needs. First Federal's regulatory liquidity was 7.53% at September 30, 1997.

      During the fiscal year ended September 30, 1997, cash provided by operating activities, mortgage-backed securities repayments, loan repayments and borrowings were used to fund deposit maturities, withdrawals and loan originations.

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

      First Federal anticipates that it will not have sufficient funds available in 1998 from loan and mortgage-backed securities repayments and investment security maturities to meet expected loan demand. It anticipates it will be necessary to borrow an additional amount from the FHLB, although such borrowings may not occur if loan demand weakens or deposits increase sufficiently. At September 30, 1997, First Federal had outstanding commitments to originate loans of $591,000, unfunded lines-of-credit totaling $4.6 million (a significant portion of which normally remains unfunded) and $139,000 in commitments to sell loans. There were no commitments to purchase loans at such date. Certificates of deposit scheduled to mature in one year or less at September 30, 1997, totaled $45.9 million. Management believes that a significant portion of the amounts maturing during 1998 will remain on deposit with First Federal because they are mostly from within First Federal's primary market area and are not negotiated rate deposits. Deposits may not remain, however, due to changes in the economy, changes in interest rates that may make alternative investments more attractive, or increased competition among financial institutions.

      First Federal's liquidity is a product of its operating, investing and financing activities. These activities for the periods presented are summarized in the following table:

                                                       Years ended September 30,
                                                      1997        1996        1995
                                                      ----        ----        ----
                                                             (In thousands)

Net cash provided by operating activities           $  1,996    $  1,888    $  2,086

Net cash used in investing                           (19,218)    (11,157)    (14,442)

Net cash provided by financing activities             17,897      11,095      13,099
                                                    --------------------------------

(Decrease) Increase in cash and cash equivalents         675       1,826         743

Cash and cash equivalents at beginning of year         8,162       6,336       5,593
                                                    --------------------------------

Cash and cash equivalents at end of year            $  8,837    $  8,162    $  6,336
                                                    ================================

      First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 1997.


                                                Percent
                                  Amount       of assets
                                  ------       ---------
                                  (Dollars in thousands)

Tangible capital                  $13,862        6.82%
Tangible capital requirement        3,049        1.50
                                  -------------------
  Excess                          $10,813        5.32%
                                  ===================

Core capital                      $13,862        6.82%
Core capital requirement            6,097        3.00
                                  -------------------
  Excess                          $ 7,765        3.82%
                                  ===================

Total risk-based capital          $15,167       11.31%
Risk-based capital requirement     10,729        8.00
                                  -------------------
  Excess                          $ 4,438        3.31%
                                  ===================

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

      On October 1, 1996, First Federal adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages but does not require entities to use a fair value based method to account for stock-based compensation plans such as the First Federal stock option plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and earnings per share had the accounting been adopted. Fair value of a stock option is to be estimated using an option-pricing model that considers exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock, and the risk-free interest rate. The pro forma impact of this pronouncement is disclosed in First Federal's financial statements.

      SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," was issued by the FASB in 1996. SFAS 125 revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS 127 defers, for one year, the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS 125 continued to be effective January 1, 1997. SFAS 125 did not have a material impact on First Federal's financial statements.

      In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation; however, First Federal does not expect such restatement to be materially different from EPS data previously reported.

      In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS 129 and, therefore, SFAS 129 should have no material impact on First Federal. SFAS 129 is effective for financial statements for periods ending after December 15, 1997.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and loses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

      SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issues to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way the management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

Item 7.  Financial Statements.


                         FIRST FEDERAL BANCORP, INC.
                              Zanesville, Ohio

                             September 30, 1997





                                  CONTENTS




REPORT OF INDEPENDENT AUDITORS                           40


FINANCIAL STATEMENTS

      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION     41

      CONSOLIDATED STATEMENTS OF INCOME                  42

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY    43

      CONSOLIDATED STATEMENTS OF CASH FLOWS              44

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         46



                         FIRST FEDERAL BANCORP, INC.



                       REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
First Federal Bancorp, Inc.
Zanesville, Ohio


We have audited the accompanying consolidated statements of financial condition of First Federal Bancorp, Inc., as of September 30, 1997 and 1996, and related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Bancorp, Inc. as of September 30, 1997 and 1996, and results of its operations and cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.




                                       Crowe, Chizek and Company LLP

Columbus, Ohio
October 23, 1997



                         FIRST FEDERAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         September 30, 1997 and 1996


                                                                        1997            1996
                                                                        ----            ----

ASSETS
Cash and amounts due from depository institutions                   $  7,237,127    $  4,986,988
Overnight deposits                                                     1,600,000       3,175,000
                                                                    ----------------------------
      Cash and cash equivalents                                        8,837,127       8,161,988
Securities held to maturity (Fair value - $7,504,000 in 1997 and
 $4,546,000 in 1996)                                                   7,503,561       4,548,069
Mortgage-backed securities held to maturity (Fair value -
 $1,477,000 in 1997 and $1,658,000 in 1996)                            1,437,681       1,661,018
Loans receivable, net                                                174,026,629     160,297,702
Premises and equipment, net                                            7,501,696       6,553,874
Accrued interest receivable and other assets                           4,396,375       3,244,605
                                                                    ----------------------------

      Total assets                                                  $203,703,069    $184,467,256
                                                                    ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                          $126,634,570    $130,071,616
  Borrowed funds                                                      59,805,000      37,970,000
  Advances from borrowers for taxes and insurance                        376,276         540,734
  Accrued expenses and other liabilities                               1,261,362       1,887,057
                                                                    ----------------------------
      Total liabilities                                              188,077,208     170,469,407
                                                                    ----------------------------

Commitments and contingencies

Stockholders' equity
  Preferred stock, $100 par value, 1,000,000 shares
   authorized, no shares issued and outstanding
  Common stock, no par value, 4,000,000 shares
   authorized, 1,651,700 shares issued                                 3,656,323       3,656,323
  Retained earnings                                                   12,461,620      10,876,921
  Treasury shares, 76,584 and 81,584 shares, at cost                    (492,082)       (535,395)
                                                                    ----------------------------
      Total stockholders' equity                                      15,625,861      13,997,849
                                                                    ----------------------------

        Total liabilities and stockholders' equity                  $203,703,069    $184,467,256
                                                                    ============================



                         FIRST FEDERAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                Years ended September 30, 1997, 1996 and 1995


                                              1997           1996           1995
                                              ----           ----           ----

Interest income
  Interest and fees on loans               $14,273,365    $13,152,751    $11,746,698
  Interest on securities                       417,158        356,921        418,374
  Other interest income                        163,389        120,957         39,967
                                           -----------------------------------------
      Total interest income                 14,853,912     13,630,629     12,205,039
                                           -----------------------------------------

Interest expense
  Interest on deposits                       5,142,179      5,414,339      4,776,004
  Interest on borrowed funds                 2,888,430      1,685,085      1,675,527
                                           -----------------------------------------
      Total interest expense                 8,030,609      7,099,424      6,451,531
                                           -----------------------------------------

Net interest income                          6,823,303      6,531,205      5,753,508

Provision for loan losses                      222,268        130,823         60,340
                                           -----------------------------------------

Net interest income after provision for
 loan losses                                 6,601,035      6,400,382      5,693,168
                                           -----------------------------------------

Noninterest income
  Service charges on deposit accounts          310,308        316,480        292,814
  Gain on sale of loans                         67,624         47,652         37,208
  Dividends on FHLB stock                      177,456        118,870         91,469
  Other operating income                       540,487        387,923        344,944
                                           -----------------------------------------
      Total noninterest income               1,095,875        870,925        766,435
                                           -----------------------------------------

Noninterest expense
  Salaries and employee benefits             2,031,085      1,998,265      1,830,241
  Occupancy and equipment expense              758,537        508,015        449,454
  Deposit insurance expense                    174,218      1,148,468        336,744
  Data processing expense                      328,213        299,849        299,848
  Advertising                                  267,088        186,986        166,041
  Ohio franchise taxes                         192,511        179,342        167,207
  Other operating expenses                   1,000,983        771,657        812,970
                                           -----------------------------------------
      Total noninterest expense              4,752,635      5,092,582      4,062,505
                                           -----------------------------------------

Income before income taxes                   2,944,275      2,178,725      2,397,098

Provision for income taxes                     971,697        744,899        801,821
                                           -----------------------------------------

Net income                                 $ 1,972,578    $ 1,433,826    $ 1,595,277
                                           =========================================

Primary earnings per share                 $      1.15    $       .84    $       .97
                                           =========================================

Fully diluted earnings per share           $      1.14    $       .84    $       .96
                                           =========================================



                         FIRST FEDERAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years ended September 30, 1997, 1996 and 1995


                                                                      Minimum
                                                                     Additional        Total
                            Common       Retained       Treasury      Pension      Stockholders'
                            Stock        Earnings        Stock       Liability        Equity
                            ------       --------       --------     ----------    -------------

Balance,
  October 1, 1994         $3,656,323    $ 8,460,991    $(541,958)    $ (90,926)     $11,484,430

Dividends declared,
 $.18 per share                            (282,441)                                   (282,441)

Net income for the
 year ended
 September 30, 1995                       1,595,277                                   1,595,277

Change in minimum
 additional pension
 liability                                                             (52,229)         (52,229)
                          ---------------------------------------------------------------------

Balance,
 September 30, 1995        3,656,323      9,773,827     (541,958)     (143,155)      12,745,037

Dividends declared,
 $.21 per share                            (329,569)                                   (329,569)

Net income for the
 year ended
 September 30, 1996                       1,433,826                                   1,433,826

Sale of treasury stock
 from exercise of
 options                                     (1,163)       6,563                          5,400

Change in minimum
 additional pension
 liability                                                             143,155          143,155
                          ---------------------------------------------------------------------

Balance,
 September 30, 1996        3,656,323     10,876,921     (535,395)            0       13,997,849

Dividends declared,
 $.24 per share                            (377,416)                                   (377,416)

Net income for the
 year ended
 September 30, 1997                       1,972,578                                   1,972,578

Sale of treasury stock
 from exercise of
 options                                    (10,463)      43,313                         32,850
                          ---------------------------------------------------------------------

Balance,
 September 30, 1997       $3,656,323    $12,461,620    $(492,082)    $       0      $15,625,861
                          =====================================================================



                         FIRST FEDERAL BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years ended September 30, 1997, 1996 and 1995


                                                      1997            1996            1995
                                                      ----            ----            ----

Cash flows from operating activities
  Net income                                      $  1,972,578    $  1,433,826    $  1,595,277
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and intangible amortization           472,846         253,549         219,628
    Net amortization (accretion) on securities         (63,517)        (17,356)         73,180
    Provision for loan losses                          222,268         130,823          60,340
    Net amortization of deferred fees                  236,789        (112,329)       (142,268)
    Deferred taxes                                     159,930        (244,484)         36,491
    Mortgage loans originated for sale              (5,216,323)     (6,903,822)     (2,925,247)
    Proceeds from sale of mortgage loans             5,214,597       6,763,321       3,027,571
    FHLB stock dividend                               (177,200)       (118,600)        (91,200)
    Changes in other assets and other
     liabilities                                      (825,594)        703,320         231,980
                                                  --------------------------------------------
      Net cash provided by operating
       activities                                    1,996,374       1,888,248       2,085,752
                                                  --------------------------------------------

Cash flows from investing activities
  Purchase of FHLB stock                            (1,111,800)       (176,800)       (535,600)
  Purchase of securities                            (8,980,101)     (5,455,986)     (1,730,914)
  Proceeds from maturities of securities             6,265,325       5,792,447       2,016,655
  Principal collected on mortgage-backed
   securities                                          223,337         228,400         173,189
  Loans made to customers, net of principal
   repayments                                      (14,305,110)     (8,431,367)    (14,424,893)
  Proceeds from sales and payments received
   on real estate owned                                110,701
  Proceeds from sale of student loans                                                1,277,831
  Purchases of premises and equipment               (1,420,669)     (3,114,164)     (1,218,427)
                                                  --------------------------------------------
      Net cash used for investing
       activities                                  (19,218,317)    (11,157,470)    (14,442,159)
                                                  --------------------------------------------


                         FIRST FEDERAL BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                Years ended September 30, 1997, 1996 and 1995


                                                        1997            1996            1995
                                                        ----            ----            ----

Cash flows from financing activities
  Net change in deposit accounts                      (3,437,046)        805,001         374,269
  Net change in short-term FHLB advances               7,835,000      10,370,000       3,975,000
  Proceeds from long-term FHLB advances               17,000,000       1,000,000      16,000,000
  Repayment of long-term FHLB advances                (3,000,000)     (1,000,000)     (7,000,000)
  Net change in advance payments by
   borrowers for taxes and insurance                    (164,458)        229,049          32,131
  Dividends paid                                        (369,264)       (313,823)       (282,441)
  Proceeds from exercise of options                       32,850           5,400
                                                     -------------------------------------------
      Net cash provided by financing activities       17,897,082      11,095,627      13,098,959
                                                     -------------------------------------------

Net change in cash and cash equivalents                  675,139       1,826,405         742,552

Cash and cash equivalents at beginning of year         8,161,988       6,335,583       5,593,031
                                                     -------------------------------------------

Cash and cash equivalents at end of year             $ 8,837,127     $ 8,161,988     $ 6,335,583
                                                     ===========================================

Supplemental disclosures of cash flow information
  Cash paid during the year:
    Interest on deposits and borrowings              $ 8,034,416     $ 7,116,809     $ 6,291,521
    Income taxes                                         850,000       1,015,000         663,000

  Noncash transactions:
    Transfer of real estate owned balance
     to loans                                        $   108,541


                         FIRST FEDERAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1997, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of First Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank of Eastern Ohio (the "Bank"). All significant intercompany accounts and transactions have been eliminated.

Concentration of Credit Risk: The Company grants residential, consumer and commercial loans to customers located primarily in east-central Ohio. These loans account for substantially all of the Company's revenues. Mortgage loans make up approximately 58% of the Company's loan portfolio, 21% is made up of automobile loans, 12% is made up of multi-family, nonresidential and construction mortgage loans and the remaining 9% is made up of consumer and commercial loans.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Areas involving use of management's estimates and assumptions include allowance for loan losses, realization of deferred tax assets, determination and carrying value of impaired loans, depreciation of premises and equipment, fair value of financial instruments, net accrued pension liability, carrying value of other real estate and loans held for sale recognized in the Company's financial statements. Actual results could differ from those estimates.

Investments and Mortgage-Backed Securities: The Company classifies certain debt and equity securities as held to maturity, trading or available for sale. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Securities classified as held to maturity are those management has the positive intent and ability to hold to maturity.

Trading securities are those purchased principally to sell in the near term, and are carried at fair value with unrealized gains and losses reflected in earnings. The Company has no trading securities.

Securities classified as available for sale are carried at fair value. Net unrealized gains and losses are reflected as a separate component of stockholders' equity, net of tax effects. Securities classified as available for sale are those management intends to sell or that could be sold for liquidity, investment management or similar reasons, even if management does not presently intend such a sale.

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

Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, became effective October 1, 1995, and requires recognition of loan impairment. Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties and commercial loans are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures.

Real Estate Owned: Real estate owned, other than that used in the normal course of business, is initially recorded at fair market value less estimated costs to sell the property. Any reduction to fair market value at the time of acquisition is accounted for as a loan charge off. Additional provisions for losses are made when the net realizable value of the property is determined to be less than the recorded value. Costs relating to development and improvement of real estate are capitalized, whereas costs of holding such real estate are expensed as incurred. Also, gains or losses are recorded when the property is sold and are reflected in the Consolidated Statement of Income.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Premises are depreciated using the straight-line method over a 25- to 50-year period. Equipment is depreciated using the straight-line method, with lives ranging primarily from 3 to 20 years. Maintenance and repairs are expensed and major improvements are capitalized.

Interest Income on Loans: Interest on loans is accrued over the term of the loans based on the principal outstanding. Management reviews loans delinquent 90 days or more to determine if the interest accrual should be discontinued. The carrying value of impaired loans reflects cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

Loan Fees and Costs: The Company defers loan origination fees, net of direct loan origination costs and recognizes them over the life of the loan as a yield adjustment. The net amount deferred is reported as a reduction of loans.

Income Taxes: The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

Statement of Cash Flows: For purposes of reporting, cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing time deposits in financial institutions with initial maturities of 90 days or less. The Company reports net cash flows for customer loan and deposit transactions and borrowed funds with maturities of less than three months.

Earnings and Dividends per Common Share: Earnings per share (EPS) is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The common stock equivalents resulting from the outstanding stock options granted are based on average market price of the Company's stock for primary EPS and on the ending market price for the fully diluted EPS. On November 6, 1996, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. All earnings and dividends per share disclosures have been restated to reflect this stock split. The weighted average number of common stock and common stock equivalents during each year ended September 30 was as follows:


                         1997         1996         1995
                         ----         ----         ----

      Primary          1,721,481    1,697,094    1,640,194
      Fully diluted    1,728,007    1,716,515    1,660,670


Reclassifications: Certain reclassifications have been made to the 1996 and 1995 financial statements to be comparable to the 1997 presentation.


NOTE 2 - SECURITIES

The amortized cost and estimated fair value of securities held to maturity are as follows at September 30:


                              -------------------------1997-----------------------
                                              Gross         Gross       Estimated
                              Amortized     Unrealized    Unrealized      Fair
                                Cost          Gains         Losses        Value
                              ---------     ----------    ----------    ---------

U.S. Government Treasury
 and agency securities        $7,296,591     $ 3,693      $ (3,284)     $7,297,000
Other debt securities            206,970          30                       207,000
                              ----------------------------------------------------
      Total securities         7,503,561       3,723        (3,284)      7,504,000
Mortgage-backed securities     1,437,681      39,319                     1,477,000
                              ----------------------------------------------------

                              $8,941,242     $43,042      $ (3,284)     $8,981,000
                              ====================================================


                              -------------------------1996-----------------------
                                              Gross         Gross       Estimated
                              Amortized     Unrealized    Unrealized      Fair
                                Cost          Gains         Losses        Value
                              ---------     ----------    ----------    ---------

U.S. Government Treasury
 and agency securities        $4,320,760                  $ (1,760)     $4,319,000
Other debt securities            227,309                      (309)        227,000
                              ----------------------------------------------------
      Total securities         4,548,069                    (2,069)      4,546,000
Mortgage-backed securities     1,661,018     $ 7,826       (10,844)      1,658,000
                              ----------------------------------------------------

                              $6,209,087     $ 7,826      $(12,913)     $6,204,000
                              ====================================================

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                  Estimated
                                    Amortized        Fair
                                       Cost         Value
                                    ----------    ----------

Due in one year or less             $7,296,591    $7,297,000
Due after five through ten years       206,970       207,000
                                    ------------------------
                                     7,503,561     7,504,000
Mortgage-backed securities           1,437,681     1,477,000
                                    ------------------------

                                    $8,941,242    $8,981,000
                                    ========================

No debt securities were sold for fiscal years ending September 30, 1997, 1996 or 1995.

At September 30, 1997 and 1996, $3,085,000 and $3,585,000 of securities were pledged to collateralize public funds deposited in the Bank.


NOTE 3 - LOANS RECEIVABLE

The loan portfolio at September 30 consisted of the following:


                                                 1997            1996
                                                 ----            ----

Real estate loans
  One- to four-family residences             $102,723,272    $ 99,495,953
  Multifamily                                   9,691,513       9,176,379
  Nonresidential                                9,799,389       8,504,671
  Construction loans                            3,082,024       6,581,920
                                             ----------------------------
                                              125,296,198     123,758,923
Less
  Undisbursed portion of loans in process       1,373,844       5,104,813
  Net deferred loan origination fees              474,858         559,731
                                             ----------------------------
      Total real estate loans                 123,447,496     118,094,379
                                             ----------------------------

Consumer and other loans
  Automobile                                   36,267,264      30,375,556
  Loans on deposit accounts                       421,866         484,244
  Home equity, education and other             12,869,551      10,743,261
  Commercial loans                              2,136,709       1,663,436
                                             ----------------------------
                                               51,695,390      43,266,497
  Net deferred loan origination costs             699,743         547,826
                                             ----------------------------
      Total consumer and other loans           52,395,133      43,814,323
                                             ----------------------------

Total loans                                   175,842,629     161,908,702

Less allowance for loan losses                  1,816,000       1,611,000
                                             ----------------------------

                                             $174,026,629    $160,297,702
                                             ============================

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:


                                   1997          1996          1995
                                   ----          ----          ----

Balance at beginning of year    $1,611,000    $1,499,444    $1,021,209
Provision charged to income        222,268       130,823        60,340
Charge-offs                        (28,649)      (28,017)      (31,545)
Recoveries                          11,381         8,750       449,440
                                --------------------------------------

Balance at end of year          $1,816,000    $1,611,000    $1,499,444
                                ======================================

The Bank classified no loans as impaired under SFAS No. 114 at September 30, 1997 and 1996 or during the years then ended.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1997 and 1996 were approximately $14,730,000 and $12,854,000.

In the ordinary course of business, the Bank has granted loans to certain officers, directors and their related interests. Related party loans are made substantially on the same terms as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Related party loan activity, for loans aggregating $60,000 or more to any one related party, is summarized as follows:


      Balance at September 30, 1996          $ 531,934
      Additions                                108,000
      Repayments                              (167,414)
      Other                                    (57,867)
                                             ---------

      Balance at September 30, 1997          $ 414,653
                                             =========

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following at September 30:


                                                  1997          1996
                                                  ----          ----

Land and improvements                          $  759,449    $  759,449
Office buildings and leasehold improvements     6,516,883     2,263,921
Furniture, fixtures and equipment               2,433,874     2,381,161
Construction in progress                                -     3,422,175
                                               ------------------------
      Total                                     9,710,206     8,826,706
Accumulated depreciation                        2,208,510     2,272,832
                                               ------------------------

                                               $7,501,696    $6,553,874
                                               ========================

Depreciation expense was $462,707, $247,971 and $189,050 for the years ended September 30, 1997, 1996 and 1995.


NOTE 5 - DEPOSITS

Deposits at September 30 are summarized as follows:


                                                    1997            1996
                                                    ----            ----

Noninterest-bearing checking                    $  4,214,234    $  3,978,251
Christmas club and other noninterest-bearing         375,242         369,976
                                                ----------------------------

      Total noninterest-bearing                    4,589,476       4,348,227
                                                ----------------------------

Money market checking                             24,298,655      22,306,521
Passbook and statement savings                    25,746,917      28,329,780
Negotiated-rate certificates of deposit            4,586,588       5,465,772
Fixed-rate certificates of deposit                67,412,934      69,621,316
                                                ----------------------------

      Total interest-bearing                     122,045,094     125,723,389
                                                ----------------------------

        Total deposits                          $126,634,570    $130,071,616
                                                ============================

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $12,121,000 and $11,836,000 at September 30,
1997 and 1996. Deposits greater than $100,000 are not insured by the Federal Deposit Insurance Corporation (FDIC).

At September 30, 1997, scheduled maturities of certificates of deposit are as follows for the year ending September 30:


                                         Amount
                                         ------

                   1998                $45,886,452
                   1999                 21,153,635
                   2000                  3,446,574
                   2001                  1,145,098
                   2002                    273,080
                   Thereafter               94,683
                                       -----------
                                       $71,999,522
                                       ===========

In conjunction with renovation of the Company's main office, $96,862 of interest expense was capitalized into the cost of construction in progress during the year ended September 30, 1996. Total interest expense for 1996 would have been $7,196,286 if the construction period interest had not been capitalized.


NOTE 6 - BORROWED FUNDS

Borrowed funds consist solely of Federal Home Loan Bank (FHLB) advances. At September 30, 1997, the Company had advances with original maturities of less than three months totaling $29,805,000 with variable rates of 6.53%. Fixed-rate long-term advances (ranging from 5.90% to 6.90%) consist of the following at September 30, 1997, by scheduled maturity:


                                          Amount
                                       -----------

                   1998                $ 3,000,000
                   1999                 13,000,000
                   2000                  6,000,000
                   2001                  1,000,000
                   2002                  1,000,000
                   Thereafter            6,000,000
                                       -----------
                                       $30,000,000
                                       ===========

At September 30, 1996, the Company had $21,970,000 (6.10% interest rate) of variable-rate advances and $16,000,000 (6.51% average interest rate) of fixed-rate advances.

At September 30, 1997, $3,041,900 of FHLB stock and $101,240,000 of one- to four-family residential loans were pledged to collateralize advances from the FHLB. Based on the Company's FHLB stock investment at September 30, 1997, the Company could borrow up to $101,751,000.


NOTE 7 - FEDERAL INCOME TAXES

The provision for federal income taxes for the years ended September 30 consists of the following components:


                                         1997        1996         1995
                                         ----        ----         ----

Current federal income taxes           $811,767    $ 989,383    $765,330
Deferred federal income tax expense
 (benefit)                              159,930     (244,484)     36,491
                                       ---------------------------------

                                       $971,697    $ 744,899    $801,821
                                       =================================

The reconciled difference between the financial statement provision and amounts computed by using the statutory rate is as follows for the years ended September 30:


                                 1997                     1996                   1995
                          ---------------------    -------------------    -------------------
                            Amount      Percent     Amount     Percent     Amount     Percent
                            ------      -------     ------     -------     ------     -------

Income tax computed
 at the statutory rate    $1,001,054     34.0%     $740,767     34.0%     $815,013     34.0%
Tax effect of
 miscellaneous items         (29,357)    (1.2)        4,132       .2       (13,192)     (.6)
                          -----------------------------------------------------------------

                          $  971,697     32.8%     $744,899     34.2%     $801,821     33.4%
                          =================================================================

The following are sources of gross deferred tax assets and liabilities as of September 30:


                                                            1997         1996         1995
                                                            ----         ----         ----

      Items giving rise to deferred tax assets:
        Allowance for loan losses in excess of tax
         reserve                                          $ 262,342    $ 174,256    $ 218,518
        Deferred compensation                                 3,372        3,628       46,951
        Pension expense                                      17,462       17,516        7,300
        Accrued vacation and sick pay                        34,986       33,320        5,745
        Gain on sale of real estate owned                    16,954       18,614        9,185
        Savings Association Insurance Fund
         capitalization assessment                                       272,030
        Organizational costs                                              10,625       10,625
        Other                                                18,969        9,813        8,190
                                                          -----------------------------------
            Gross deferred tax asset                        354,085      539,802      306,514
                                                          -----------------------------------

      Items giving rise to deferred tax liabilities:
        Deferred loan fees                                  (95,903)    (192,727)    (283,867)
        FHLB stock dividends                               (326,951)    (266,703)    (226,345)
        Depreciation                                       (221,360)    (190,844)    (164,926)
        Amortization of certificate of deposit premium      (14,078)     (16,331)     (18,583)
        Investment accretion                                   (801)      (8,925)      (3,019)
        Other                                                  (664)     (10,014)
                                                          -----------------------------------
            Gross deferred tax liability                   (659,757)    (685,544)    (696,740)
                                                          -----------------------------------

      Net deferred tax liability                          $(305,672)   $(145,742)   $(390,226)
                                                          ===================================

In August 1996, legislation was enacted repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Bank must recapture that portion of the reserve exceeding the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. Legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At September 30, 1997, the Bank had approximately $1,044,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established. In fiscal 1997, no bad debt reserves were recaptured as the Bank met the residential lending requirements.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company can be a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of those instruments. The Company follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. As of September 30, 1997, the Company had commitments to make loans and unfunded lines of credit (at market rates) of approximately $6,245,000, excluding loans in process. $6,022,000 were variable-rate and $223,000 were fixed-rate commitments. The fixed-rate commitments had interest rates ranging from 6.40% to 7.88%. The Company also had commitments to sell $139,000 of fixed-rate mortgage loans at September 30, 1997.

At September 30, 1997 and 1996, the Company was required to have $786,000 and $832,000 on deposit with the Federal Reserve Bank or as cash on hand. These reserves do not earn interest.


NOTE 9 - RESTRICTIONS ON RETAINED EARNINGS AND CAPITAL REQUIREMENTS

Retained earnings at September 30, 1997 and 1996 include approximately $1,615,000 for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments from carryback of net operating losses would create income for tax purposes only, which would be subject to current tax. The unrecorded deferred tax liability on the above amount at September 30, 1997 and 1996 was approximately $549,000.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.
The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At September 30, 1997 and 1996, management believes the Bank is in compliance with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under Section 38 of the Federal Deposit Insurance Act at September 30, 1997 and 1996. To be well capitalized, the Bank must maintain minimum tangible, core and risk-based capital ratios of 5%, 6% and 10%, respectively. There are no conditions or events since September 30, 1997 that management believes have changed the Bank's capital amounts. The Bank's actual capital amounts and ratios for capital adequacy purposes are as follows at September 30:


                                                     1997
                                 --------------------------------------------
                                   Tangible          Core         Risk-based
                                   Capital         Capital         Capital
                                   --------        -------        ----------

Regulatory capital - computed    $ 13,862,000    $ 13,862,000    $ 15,167,000
Minimum capital requirement         3,048,000       6,097,000      10,729,000
                                 --------------------------------------------

Regulatory capital - excess      $ 10,814,000    $  7,765,000    $  4,438,000
                                 ============================================

Regulatory capital - computed            6.82%           6.82%          11.31%
Minimum capital requirement              1.50            3.00            8.00
                                 --------------------------------------------

Excess                                   5.32%           3.82%           3.31%
                                 ============================================

Regulatory asset base            $203,229,000    $203,229,000    $134,109,000
                                 ============================================

                                                     1996
                                 --------------------------------------------
Regulatory capital - computed    $ 12,494,000    $ 12,494,000    $ 13,718,000
Minimum capital requirement         2,767,000       5,534,000       9,553,000
                                 --------------------------------------------

Regulatory capital - excess      $  9,727,000    $  6,960,000    $  4,165,000
                                 ============================================

Regulatory capital - computed            6.77%           6.77%          11.49%
Minimum capital requirement              1.50            3.00            8.00
                                 --------------------------------------------

Excess                                   5.27%           3.77%           3.49%
                                 ============================================

Regulatory asset base            $184,477,000    $184,477,000    $119,409,000
                                 ============================================


NOTE 10 - DIVIDENDS

By regulation, limitations have been imposed on all capital distributions by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the Office of Thrift Supervision (OTS). For example, a thrift which is given one of the two highest examination ratings and has capital, as defined, equal to its fully phased-in regulatory capital requirements could, after prior notice but without the prior approval of the OTS, make capital distributions in any year that would reduce by one-half the amount of its capital which exceeds its fully phased-in capital requirement, as adjusted to reflect net income to date during the year. Other thrifts would be subject to more stringent procedural and substantive requirements, the most restrictive being prior OTS approval of any capital distribution. At September 30, 1997, these limitations would not restrict the Company from paying normal dividends.


NOTE 11 - PENSION PLAN

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


                                                         1997        1996        1995
                                                         ----        ----        ----

      Service cost - benefits earned during year       $ 62,396    $107,029    $ 77,174
      Interest cost on projected benefit obligation      80,369      78,113      61,115
      Actual return on plan assets                      (86,240)      8,571     (31,435)
      Net amortization and deferral                      49,964     (10,722)     25,473
                                                       --------------------------------

      Net pension cost                                 $106,489    $182,991    $132,327
                                                       ================================

The following table sets forth the funded status and amounts recognized in the statements of financial condition at September 30, 1997 and 1996:


                                                               1997          1996
                                                               ----          ----

Actuarial present value of benefit obligation:

      Vested benefit obligation                             $  724,919    $  598,783
                                                            ========================

      Accumulated benefit obligation                        $  744,872    $  612,254
                                                            ========================

  Plan assets at fair value                                 $  962,230    $  774,606
  Actuarial present value of projected benefit
   obligation for services rendered to date                  1,251,878     1,042,402
                                                            ------------------------
  Unfunded projected benefit obligation                       (289,648)     (267,796)
  Unrecognized net loss                                        291,410       200,373
  Unrecognized transition liability, net of amortization        13,775        15,043
                                                            ------------------------

  Net accrued pension liability                             $   15,537    $  (52,380)
                                                            ========================

Assumptions for the plan valuations include:
  Weighted average discount rate                                  7.40%         7.71%
  Annual rate of increase in compensation levels                  4.00%         4.00%
  Expected long-term rate of return on assets                     5.00%         5.00%


The unrecognized transition liability is being amortized straight-line as a component of pension cost over a 19-year period.

Plan assets are invested in Bank certificates of deposit and money market funds held by the Bank and in cash surrender value of insurance policies.


NOTE 12 - STOCK OPTION PLANS

The Company has five stock option plans, two Incentive Stock Option Plans for Officers and Key Employees, two Stock Option Plans for Nonemployee Directors and the 1997 Performance Stock Option Plan for Executive Officers and Nonemployee Directors, that were approved by the Board of Directors and were ratified by the Company's shareholders at the annual meetings in February 1993, February 1995 and February 1997. Reserved shares and options granted under the plans at September 30 are as follows, stated to reflect the stock dividend in the nature of a two-for-one stock split approved by the Board of Directors on November 6, 1996:


                                                                          1997       1996
                                                                          ----       ----

Shares reserved for issuance under the Incentive Stock Option
 Plan for Officers and Key Employees                                     208,270    208,270

Options granted:     $  2.50 per share                                    72,880     72,880
                        5.00 per share                                     2,000      2,000
                        5.25 per share                                     2,000      2,000
                        6.50 per share                                     6,600      6,600
                        6.75 per share                                    64,000     64,000
                       10.75 per share                                     4,400      4,400
                       14.75 per share                                     3,200
                                                                         ------------------

                                                                         155,080    151,880
                                                                         ------------------

Shares available                                                          53,190     56,390
                                                                         ==================

Options exercised:   $  5.00 per share                                       800        400
                        5.25 per share                                       800        400
                        6.50 per share                                     2,800        200
                       10.75 per share                                       600
                                                                         ------------------
                                                                           5,000      1,000
                                                                         ==================

Shares reserved for issuance under the Stock Option Plan for
 Nonemployee Directors                                                   113,812    113,812

Options granted:     $  2.50 per share                                    34,960     34,960
                        6.81 per share                                    32,000     32,000
                        9.88 per share                                    16,740     16,740
                                                                         ------------------

                                                                          83,700     83,700
                                                                         ------------------

Shares available                                                          30,112     30,112
                                                                         ==================

Shares reserved and available for issuance under the 1997 Performance
 Stock Option Plan for Executive Officers and Nonemployee Directors       54,000
                                                                         =======

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages the use of a fair value-based method to account for stock-based compensation plans such as the Company's stock option plans. As allowed by SFAS No. 123; however, the Company has elected to continue to follow prior standards in accounting for its stock options. Under these standards, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. If compensation expense is not recorded, pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that standard. The fair value for these options was estimated at the date of grant using an option pricing model with the following assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.24% and 5.70%; dividend yields of 2.44% and 3.35%; volatility factors of the expected market price of the Company's stock of 5.42%; and a weighted average life of the options of 10 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                           1997          1996
                                           ----          ----

      Income as reported                $1,972,578    $1,433,826
      Pro forma net income               1,938,000     1,338,000

      Earnings per share as reported
        Primary                         $     1.15    $     0.84
        Diluted                               1.14          0.84
      Pro forma earnings per share
        Primary                               1.13          0.79
        Diluted                               1.12          0.78


A summary of the Company's stock option activity and related information subject to SFAS No. 123 follows:


                                                         1997                   1996
                                                  -------------------    -------------------
                                                             Average                Average
                                                             Exercise               Exercise
                                                  Options     Price      Options     Price
                                                  -------    --------    -------    --------

Outstanding beginning of year                     21,140      $10.06
Granted                                            4,600       14.75     22,140     $10.09
Exercised                                           (600)      10.75
Forfeited                                         (1,400)      13.04     (1,000)     10.75
Outstanding end of year                           23,740       10.77     21,140      10.06
Exercisable end of year                           19,940       10.02      8,000       9.88
Weighted average fair value of options granted
 during year                                                    6.79                  7.59


NOTE 13 - SAVINGS ASSOCIATION INSURANCE FUND ASSESSMENT

On September 30, 1996, legislation was passed to recapitalize the Savings Association Insurance Fund (SAIF). As a result, all savings and loan institutions paid a one time assessment of $.657 per $100 of deposits held as of March 31, 1995. Consequently, the Company recognized an $800,100 expense in the 1996 Consolidated Statement of Income.


NOTE 14 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table shows the carrying values and the related estimated fair values of financial instruments at September 30. Items that are not financial instruments are not included.


                                           1997                            1996
                               ----------------------------    ----------------------------
                                 Carrying       Estimated        Carrying       Estimated
                                 Amounts        Fair Value       Amounts        Fair Value
                                 --------       ----------       --------       ----------

Financial assets
Cash and cash equivalents      $  8,837,127    $  8,837,000    $  8,161,988    $  8,162,000
Securities held to maturity       7,503,561       7,504,000       5,458,069       4,546,000
Mortgage-backed securities        1,437,681       1,477,000       1,661,018       1,658,000
FHLB stock                        3,041,900       3,042,000       1,930,100       1,930,000
Loans, net                      174,026,629     173,838,000     160,297,702     160,123,000
Accrued interest receivable       1,133,146       1,133,000         956,148         956,000

Financial liabilities
Demand and savings deposits     (54,635,048)    (54,635,000)    (54,984,528)    (54,985,000)
Certificates of deposit         (71,999,522)    (72,317,000)    (75,087,088)    (75,333,000)
Borrowed funds                  (59,805,000)    (59,877,000)    (37,970,000)    (38,099,000)
Advances from borrowers for
 taxes and insurance               (376,276)       (376,000)       (540,734)       (541,000)
Accrued interest payable           (429,841)       (430,000)       (433,648)       (434,000)


For purposes of the above disclosures of estimated fair value, the following assumptions were used as of September 30, 1997 and 1996. The estimated fair values for cash and cash equivalents, FHLB stock, accrued interest receivable, demand and savings deposits, variable-rate borrowed funds, advances from borrowers for taxes and insurance and accrued interest payable are considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for variable-rate loans which reprice in less than twelve months is considered to approximate cost. The estimated fair value for fixed-rate loans is based on estimates of the rates the Company would charge for similar loans at September 30, 1997 and 1996, applied over estimated payment periods. The estimated fair values for certificates of deposit and fixed-rate borrowings are based on estimates of the rates the Company would pay on such deposits and borrowings at September 30, 1997 and 1996, applied for the time period until maturity. The estimated fair value of commitments is not material. While these estimates of fair values are based on management's judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at September 30, 1997 or 1996, the estimated fair values would necessarily have been achieved at that date, since fair values may differ depending on various circumstances. The estimated fair values at September 30, 1997 and 1996 should not necessarily be considered to apply at subsequent dates.


NOTE 15 - PARENT COMPANY

Condensed financial information of First Federal Bancorp, Inc. as of September 30 is as follows:

                 CONDENSED STATEMENTS OF FINANCIAL CONDITION
                         September 30, 1997 and 1996

                                                              1997           1996
                                                              ----           ----
ASSETS
  Deposits with subsidiary                                 $   469,623    $   884,328
  Commercial loans                                             861,732        262,799
  Other assets                                                  14,741         13,218
  Securities held to maturity (fair value - $250,000 in
   1997 and $249,000 in 1996)                                  250,102        249,408
  Investment in subsidiary, at equity in underlying
   value of net assets                                      14,124,568     12,679,951
                                                           --------------------------

      Total assets                                         $15,720,766    $14,089,704
                                                           ==========================

LIABILITIES
  Other liabilities                                             94,905    $    91,855

STOCKHOLDERS' EQUITY                                        15,625,861     13,997,849
                                                           --------------------------

  Total liabilities and stockholders' equity               $15,720,766    $14,089,704
                                                           ==========================


                       CONDENSED STATEMENTS OF INCOME
                Years ended September 30, 1997, 1996 and 1995


                                        1997          1996          1995
                                        ----          ----          ----

Dividend income                      $  550,000    $  400,000    $  500,000
Equity in undistributed income of
 subsidiary and net earnings          1,444,617     1,057,871     1,123,989
Interest income                          90,729        65,571        87,556
                                     --------------------------------------

    Total income                      2,085,346     1,523,442     1,711,545

Other expenses                          112,768        89,616       116,268
                                     --------------------------------------

      Net income                     $1,972,578    $1,433,826    $1,595,277
                                     ======================================



                     CONDENSED STATEMENTS OF CASH FLOWS
                Years ended September 30, 1997, 1996 and 1995


                                          1997           1996           1995
                                          ----           ----           ----

Operating activities
  Net income                           $ 1,972,578    $ 1,433,826    $ 1,595,277
  Amortization/(accretion) of
   securities                                 (694)        (1,812)            25
  Equity in undistributed income of
   subsidiary                           (1,444,617)    (1,057,871)    (1,123,989)
  Net change in other assets and
   liabilities                              (6,625)       110,665       (109,996)
                                       -----------------------------------------
      Net cash provided by
       operating activities                520,642        484,808        361,317
                                       -----------------------------------------

Investing activities
  Purchase of securities                                 (499,483)
  Proceeds from maturities of
   securities                                             750,000        500,000
  Loans made to customers, net
   of principal repayments                (598,933)      (193,113)       (69,686)
                                       -----------------------------------------
      Net cash provided/(used) by
       investing activities               (598,933)        57,404        430,314
                                       -----------------------------------------

Financing activities
  Proceeds from exercise of options         32,850          5,400
  Dividends paid                          (369,264)      (313,823)      (282,441)
                                       -----------------------------------------
      Net cash used by
       financing activities               (336,414)      (308,423)      (282,441)
                                       -----------------------------------------

Net change in cash and cash
 equivalents                              (414,705)       233,789        509,190

Cash and cash equivalents at
 beginning of year                         884,328        650,539        141,349
                                       -----------------------------------------

Cash and cash equivalents at
 end of year                           $   469,623    $   884,328    $   650,539
                                       =========================================


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

                                  PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of First Federal Bancorp, Inc. (the "Proxy Statement"), under the captions "Proposal One: Election of Directors" and "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

      The following table presents certain information in respect of the executive officers of Bancorp:


      Name(1)                  Age(2)    Position
      -------                  ------    --------

      Ward D. Coffman, III       44      Secretary
      Connie Ayres LaPlante      41      Treasurer
      John C. Matesich, III      54      Chairman of the Board
      J. William Plummer         52      President


      The following table presents certain information in respect of the executive officers of First Federal:


      Name(1)                  Age(2)    Position
      -------                  ------    --------

      Connie Ayres LaPlante      41      Treasurer and
                                         Senior Vice President
      John C. Matesich, III      54      Chairman of the Board
      J. William Plummer         52      President and
                                         Chief Executive Officer
      Larry W. Snode             48      Secretary and
                                         Senior Vice President -
                                         Operations
      Thomas N. Sulens           46      Senior Vice President -
                                         Lending

--------------------
<F1>  There are no family relationships among the executive officers of
      Bancorp or First Federal.
<F2>  As of December 15, 1997.


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

      Larry W. Snode is First Federal's Secretary and Senior Vice President in charge of Operations. Mr. Snode began employment with First Federal in 1977.

      Thomas N. Sulens is the Senior Vice President in charge of Lending for First Federal. Mr. Sulens commenced employment with First Federal in 1973.

Item 10.  Executive Compensation.

      The information contained in the Proxy Statement under the captions "Compensation of Executive Officers and Directors" is incorporated herein by reference.

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

Item 13.  Exhibits and Reports on Form 8-K

      (a)(1) The following consolidated financial statements are filed as a part of this Report:
         (A) Consolidated Statements of Financial Condition at September 30, 1997 and 1996.
         (B) Consolidated Statements of Income for each of the years ended September 30, 1997, 1996 and 1995.
         (C) Consolidated Statements of Shareholders' Equity for each of the years ended September 30, 1997, 1996 and 1995.
         (D) Consolidated Statements of Cash Flows for each of the years ended September 30, 1997, 1996 and 1995.
         (E)  Notes to Consolidated Financial Statements.
      (a)(2) All schedules have been omitted because the information contained in such schedules is either inapplicable or is included in the Notes to Consolidated Financial Statements.
      (a)(3)  Exhibits
              Item 3. Articles of Incorporation, Amendment to Articles of Incorporation, Code of Regulations, and Amendment to Code of Regulations.
              Item 10.   Material contracts.
                         First Federal Bancorp, Inc. 1992 Stock Option Plan
                          for Officers and Key Employees
                         First Federal Bancorp, Inc. 1992 Stock Option Plan
                          for Non-Employee Directors
                         First Federal Bancorp, Inc. 1994 Stock Option Plan
                          for Officers and Key Employees
                         First Federal Bancorp, Inc. 1994 Stock Option Plan
                          for Non-Employee Directors
                         First Federal Bancorp, Inc. 1997 Performance Stock
                          Option Plan for Senior Executive Officers and Outside Directors
                         Employment Agreement - J. William Plummer
                         Employment Agreement - Connie Ayres LaPlante
              Item 21.   Subsidiaries of the Registrant.
              Item 23.   Consent of Auditors
              Item 27.   Financial Data Schedule
              Item 99.1  Proxy Statement
              Item 99.2 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  First Federal Bancorp, Inc.


                                       By /s/ J. William Plummer
                                          ------------------------------
                                          J. William Plummer
                                          President
                                          (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Connie Ayres LaPlante           By /s/ Don R. Parkhill
   ----------------------------           ------------------------------
   Connie Ayres LaPlante                  Don R. Parkhill
   Treasurer and a Director               Director
   (Principal Accounting Officer)

Date December 17, 1997                 Date December 17, 1997
     -----------------                      -----------------


By /s/ Ward D. Coffman, III            By /s/ John C. Matesich, III
   ----------------------------           ------------------------------
   Ward D. Coffman, III                   John C. Matesich, III
   Secretary and a Director               Chairman of the Board

Date December 17, 1997                 Date December 17, 1997
     -----------------                      -----------------


By /s/ Robert D. Goodrich, II          By /s/  J. William Plummer
   ----------------------------           ------------------------------
   Robert D. Goodrich, II                 J. William Plummer
   Director                               President and a Director

Date December 17, 1997                 Date December 17, 1997
     -----------------                      -----------------


By /s/ Patrick L. Hennessey
   ----------------------------
   Patrick L. Hennessey
   Director

Date December 17, 1997



                              INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

  3.1     Articles of Incorporation of First Federal Bancorp,	 The Articles of Incorporation of First Federal
          Inc.                                                   Bancorp, Inc. ("Bancorp"), filed as Exhibit 3.1 to
                                                                 Bancorp's Registration Statement on Form S-1 ("S-1")
                                                                 filed with the Securities and Exchange Commission
                                                                 ("SEC") on March 16, 1992, are incorporated herein
                                                                 by reference.

  3.2     Amendment to the Articles of Incorporation of          The Amendment to the Articles of Incorporation of
          First Federal Bancorp, Inc.                            Bancorp filed as Exhibit 3.2 to Bancorp's 10-K for the
                                                                 fiscal year ended September 30, 1992, filed with the
                                                                 SEC on December 29, 1992 (the "1992 10-K") is
                                                                 incorporated herein by reference.

  3.3     Code of Regulations of First Federal Bancorp, Inc.     The Code of Regulations of Bancorp filed as Exhibit
                                                                 3.2 to Bancorp's S-1 filed with the SEC on March 16,
                                                                 1992, is incorporated herein by reference.

  3.4     Amendment to the Code of Regulations of First          The Amendment to the code of Regulations of
          Federal Bancorp, Inc.                                  Bancorp filed as Exhibit 3.4 to the 1992 10-K is
                                                                 incorporated herein by reference.

 10.1     Amended Management Recognition Plan and                The Amended Management Recognition Plan and
          Trust Agreement of First Federal Savings Bank of       Trust Agreement of First Federal Savings Bank of
          Eastern Ohio                                           Eastern Ohio included as Exhibit A to Bancorp's
                                                                 Proxy Statement filed as Exhibit 28 to the 1992
                                                                 10-K is incorporated herein by reference.

 10.2     First Federal Bancorp, Inc. 1992 Stock Option          The First Federal Bancorp, Inc. 1992 Stock Option
          Plan for Officers and Key Employees                    Plan for Officers and Key Employees included as
                                                                 Exhibit B to Bancorp's Proxy Statement filed as
                                                                 Exhibit 28 to the 1992 10-K is incorporated herein by
                                                                 reference.

 10.3     First Federal Bancorp, Inc. 1992 Stock Option          The First Federal Bancorp, Inc. 1992 Stock Option
          Plan for Non-Employee Directors                        Plan for Non-Employee Directors included as Exhibit
                                                                 C to Bancorp's Proxy Statement filed as Exhibit 28 to
                                                                 the 1992 10-K is incorporated herein by reference.

 10.4     Employment Agreement between First Federal
          Savings Bank of Eastern Ohio and J. William
          Plummer

 10.5     Employment Agreement between First Federal
          Savings Bank of Eastern Ohio and Connie Ayres
          LaPlante

 10.6     Tax Sharing Agreement between First Federal            The tax sharing agreement between First Federal
          Savings Bank of Eastern Ohio and First Federal         Bancorp and First Federal filed as exhibit 10.6 in the
          Bancorp, Inc.                                          1993 10-KSB is incorporated herein by reference.

 10.7     First Federal Bancorp, Inc. 1994 Stock Option          The First Federal Bancorp, Inc. 1994 Stock Option
          Plan for Officers and Key Employees                    Plan for Officers and Key Employees included as
                                                                 Exhibit A to Bancorp's Proxy Statement filed as
                                                                 Exhibit 28 to the 1994 10-KSB is incorporated herein
                                                                 by reference.

 10.8     First Federal Bancorp, Inc. 1994 Stock Option          The First Federal Bancorp, Inc. 1994 Stock Option
          Plan for Non-Employee Directors                        Plan for Non-Employee Directors included as Exhibit
                                                                 B to Bancorp's Proxy Statement filed as Exhibit 28 to
                                                                 the 1994 10-KSB is incorporated herein by reference.

 10.9     First Federal Bancorp, Inc. 1997 Performance           The First Federal Bancorp, Inc. 1997 Performance
          Stock Option Plan for Senior Executive Officers        Stock Option Plan for Senior Executive Officers and
          and Outside Directors                                  Outside Directors included as Exhibit A to Bancorp's
                                                                 Proxy Statement filed as Exhibit 99.1 to the 1996
                                                                 10-KSB is incorporated herein by reference.

 21       Subsidiaries of First Federal Bancorp, Inc.            The list of the subsidiary of Bancorp filed as Exhibit
                                                                 22 to the 1992 10-K is incorporated herein by reference.

 23       Consent of Auditors

 27       Financial Data Schedule

 99.1     Proxy Statement for the 1998 Annual Meeting of         Incorporated by reference to the Definitive Proxy
          Shareholders of First Federal Bancorp, Inc.            Statement for the 1998 Annual Meeting of
                                                                 Shareholders, to be filed.

 99.2     Safe Harbor Under the Private Securities
          Litigation Reform Act of 1995
