Form 10QSB
period 1997-12-31
FIRST FEDERAL BANCORP INC/OH/
filed 1998-02-13
CIK 885076

FORM 10-QSB

                     Securities and Exchange Commission
                           Washington, D.C.  20549

                                 (Mark One)

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1997


           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to
               Commission File No. 0-20380
                                   -------



                         FIRST FEDERAL BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Ohio                               31-1341110
-------------------------------            ----------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)

  505 Market Street
   Zanesville, Ohio                                  43701
---------------------                              ----------
(Address of principal                              (Zip Code)
  executive office)

      Registrant's telephone number, including area code:  (740) 453-0606

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X      No
         -----      -----

      As of January 31, 1998, the latest practicable date, 1,575,116 shares of the registrant's common stock, no par value, were issued and outstanding.


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


                                   PART I
                                   ------

                            FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                        At Dec. 31    At September 30
                                                           1997            1997
                                                        ----------    ---------------

ASSETS
Cash and amounts due from depository institutions      $  6,378,307   $  7,237,127
Overnight deposits                                        1,450,000      1,600,000
                                                       ---------------------------
    Cash and cash equivalents                          $  7,828,307   $  8,837,127
Investment securities held to maturity (Fair value
 - $7,505,000 in 12/97 and $7,504,000 in 9/97)            7,506,108      7,503,561
Mortgage-backed securities held to maturity (Fair
 value - $1,403,000 in 12/97 and $1,477,000 in 9/97)      1,398,477      1,437,681
Loans receivable, net                                   179,990,757    174,026,629
Premises and equipment, net                               7,444,436      7,501,696
Accrued interest receivable and other assets              4,672,063      4,396,375
                                                       ---------------------------
    Total Assets                                       $208,840,148   $203,703,069
                                                       ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                             $126,732,294   $126,634,570
  Borrowed funds                                         64,375,000     59,805,000
  Advances from borrowers for taxes and insurance           583,506        376,276
  Accrued expenses and other liabilities                  1,261,190      1,261,362
                                                       ---------------------------
    Total Liabilities                                  $192,951,990   $188,077,208
                                                       ---------------------------

Stockholders' Equity
  Preferred stock, $100 par value, 1,000,000 shares
   authorized, no shares issued and outstanding
  Common stock, no par value, 4,000,000 shares
   authorized, 1,651,700 shares issued                 $  3,656,323   $  3,656,323
  Retained earnings                                      12,723,917     12,461,620
  Treasury shares, 76,584 shares                           (492,082)      (492,082)
                                                       ---------------------------
    Total Stockholders' Equity                         $ 15,888,158   $ 15,625,861
                                                       ---------------------------
    Total Liabilities and Stockholders' Equity         $208,840,148   $203,703,069
                                                       ===========================


See Notes to the Consolidated Financial Statements.


                         First Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME


                                                             Three Months Ended
                                                                 December 31
                                                          -----------------------
                                                             1997         1996

INTEREST INCOME
  Interest and fees on loans                              $3,795,570   $3,432,804
  Interest on mortgage-backed securities                      26,025       30,199
  Interest on investment securities                           98,687       63,942
  Interest on other interest earning investments              33,090       42,542
                                                          -----------------------
     Total Interest Income                                 3,953,372    3,569,487
                                                          -----------------------

INTEREST EXPENSE
  Interest on deposits                                     1,335,241    1,297,536
  Interest on borrowed money                                 945,337      599,884
                                                          -----------------------
    Total Interest Expense                                 2,280,578    1,897,420
                                                          -----------------------

    Net Interest Income                                    1,672,794    1,672,067
                                                          -----------------------

    Provision for Loan Losses                                228,956      147,663

    Net Interest Income After Provision for Loan Losses    1,443,838    1,524,404
                                                          -----------------------

NONINTEREST INCOME
  Service charges on deposit accounts                         81,791       75,848
  Gain on sale of loans                                       24,462       15,360
  Dividends on FHLB stock                                     56,390       37,624
  Other operating income                                     115,535      103,131
                                                          -----------------------
    Total Noninterest Income                                 278,178      231,963
                                                          -----------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                             452,729      457,092
  Occupancy and equipment expense                            196,002      172,676
  Deposit insurance expense                                   34,287       87,602
  Data processing expense                                     83,269       79,092
  Advertising                                                 63,985       57,614
  Ohio franchise taxes                                        48,859       44,938
  Other operating expenses                                   278,815      224,460
                                                          -----------------------
    Total Noninterest Expenses                             1,157,946    1,123,474
                                                          -----------------------

    Income Before Income Taxes                               564,070      632,893
                                                          -----------------------

    Provision for Income Taxes                               191,516      208,935
                                                          -----------------------

    Net Income                                            $  372,554   $  423,958
                                                          =======================

EARNINGS PER SHARE
  Basic                                                   $      .24   $      .27
                                                          -----------------------
  Diluted                                                 $      .21   $      .25
                                                          -----------------------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                                    1,575,116    1,571,716
                                                          -----------------------
  Diluted                                                  1,731,663    1,713,068
                                                          -----------------------

DIVIDENDS DECLARED PER SHARE                              $      .07   $      .06
                                                          -----------------------


                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                          Three Months Ended
                                                              December 31
                                                      --------------------------
                                                         1997           1996
                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $   372,554    $   423,958

  Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for loan losses                             228,956        147,663
    Depreciation                                          130,393         92,983
    Federal Home Loan Bank stock dividends                (56,300)       (37,600)
    Amortization of net premiums (discounts) on
     investment securities                                 (8,828)       (32,124)
    Mortgage loans originated for sale                 (2,052,456)    (1,234,585)
    Proceeds from sale of mortgage loans                1,746,837      1,241,977
    Change in other assets and other liabilities          (41,961)      (663,916)
                                                      --------------------------

      Net Cash Provided by Operating Activities           319,195        (61,644)
                                                      --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities     2,005,295      1,499,956
  Purchases of investment securities/FHLB stock        (2,176,614)    (1,901,647)
  Loans originated, net of principal repayments        (5,922,204)    (3,013,309)
  Principal collected on mortgage-backed securities        39,204         70,306
  Sale of real estate owned                                18,990              0
  Purchases of premises and equipment                     (73,132)      (655,386)
                                                      --------------------------

      Net Cash Used for Investing Activities           (6,108,461)    (4,000,080)
                                                      --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                           97,724     (3,756,212)
  Net change in advance payments by borrowers for
   taxes and insurance                                    207,229         52,280
  Net change in borrowed funds with original
   maturities of less than three months                 4,570,000      8,700,000
  Dividends paid                                          (94,507)       (86,356)
  Proceeds from exercise of options                             0          9,300
                                                      --------------------------

      Net Cash Provided by Financing Activities         4,780,446      4,919,012
                                                      --------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (1,008,820)       857,288

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        8,837,127      8,161,988
                                                      --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 7,828,307    $ 9,019,276
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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of December 31, 1997, and September 30, 1997, and the results of its operations for the three months ended December 31, 1997, and 1996, and its cash flow for the three months ended December, 1997 and 1996. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $1,544,950 and $444,394 respectively, at December 31, 1997, and $591,000 and $139,000 respectively at September 30, 1997.

3.    Earnings and Dividends Per Common Share
      ---------------------------------------

Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income (less preferred dividends) divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options (and convertible securities). On November 6, 1996, and on October 26, 1994, the Board of Directors declared two-for-one stock splits in the form of 100% stock dividends. All earnings and dividends per share disclosures have been restated to reflect these stock splits.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended December 31, 1997, and September 30, 1997.

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

2. Management's belief that deposits will grow slightly during fiscal year 1998, and plans to become more aggressive in promoting deposit products;

3.    Management's anticipation that loan demand will increase slightly;

4. Management's anticipation that additional advances from the FHLB will be necessary to fund loan originations;

5. Management's anticipation that adjustable-rate loans will reprice higher in fiscal year 1998 if interest rates remain relatively stable;

6. Management's anticipation to add up to $7.5 million in fixed-rate residential loans to the loan portfolio;

7.    Legislative changes with respect to the federal thrift charter; and

8. Management's expectation that the amount of its consumer loans will increase.

Changes in Financial Condition from September 30, 1997, to December 31, 1997
----------------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $5.1 million, or 2.52%, from $203.7 million at September 30, 1997, to $208.8 million at December 31, 1997. The increase is due primarily to an increase in loans receivable of $6.0 million, and a $234,000 increase in FHLB stock, offset by a $1.0 million decrease in cash and cash equivalents.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $6.4 million at December 31, 1997, which is a decrease of $859,000 from September 30, 1997. The regulatory liquidity of the Savings Bank was 6.91% at December 31, 1997, and 7.53% at September 30, 1997, which was in excess of the minimum regulatory requirement of 4%. Funds are available through FHLB advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance increased $6.0 million for the three-month period as the anticipated steady mortgage and consumer loan volume in the Savings Bank's market area continued.

As of December 31, 1997, the Savings Bank had borrowed funds from the FHLB in the amount of $64.4 million at a weighted average rate of 6.08%. FHLB advances increased $4.6 million, or 7.64%, from $59.8 million at September 30, 1997. Deposits increased by $100,000, or .08%, from $126.6 million at September 30, 1997, to $126.7 million at December 31, 1997. Management believes that the Savings Bank will experience a slight increase in deposits during the current fiscal year. As the result of the decrease in the SAIF premium cost, the Savings Bank can afford to pay depositors a slightly higher rate while managing the cost of funds. FHLB advances have increased in cost compared to deposits of a similar term. The Savings Bank therefore plans to become more aggressive in promoting deposit products. No assurance can be provided, however, that deposits will grow. Deposit levels are affected by national, as well as local, interest rates and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at December 31, 1997.


                                          Amount      Percent of
                                      (In Thousands)    Assets
                                      --------------------------

      Actual Tangible Capital             $14,083        6.75%
      Required Tangible Capital             3,130        1.50%
                                          -------------------
      Excess Tangible Capital             $10,953        5.25%

      Actual Core Capital                 $14,083        6.75%
      Required Core Capital                 6,259        3.00%
                                          -------------------
      Excess Core Capital                 $ 7,824        3.75%

      Actual Risk Based Capital           $15,488       11.10%
      Required Risk Based Capital          11,167        8.00%
                                          -------------------
      Excess Risk Based Capital           $ 4,321        3.10%


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

The recapitalization plan also provides that the cost of prior thrift failures will be shared by both the SAIF and the BIF, which increased BIF assessments for healthy banks to $.013 per $100 of deposits in 1997 and 1998. SAIF assessments for healthy savings associations in 1997 were, and remain in 1998, $.064 per $100 in deposits and may never be reduced below the level set for healthy BIF institutions.

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

Year 2000 Considerations
------------------------

As with all financial institutions, First Federal's operations depend almost entirely on computer systems. First Federal is addressing the potential problems associated with the possibility that the computers that control or operate First Federal's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. First Federal is working with the companies that supply or service its computer-operated or - dependent systems to identify and remedy any year 2000 related problems.

As of the date of this Form 10-QSB, First Federal has not identified any specific expenses that are reasonably likely to be incurred by First Federal in connection with this issue and does not expect to incur significant expense to implement corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods.
In the event that First Federal is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make First Federal's current systems, programs and equipment year 2000 compliant, First Federal's net income and financial condition could be adversely affected.

In addition to possible expense related to its own systems, First Federal could incur losses if loan payments are delayed due to year 2000 problems affecting any of First Federal's primary market area. Because First Federal's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and First Federal's primary market area is not significantly dependent upon one employer or industry, First Federal does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

Comparison of Operating Results for the Three-Month
---------------------------------------------------
Periods Ended December 31, 1997, and 1996
-----------------------------------------

Net interest income before provision for loan losses remained stable at $1.7 million for the comparative three-month periods. Total interest income increased by $384,000 for the three-month period ended December 31, 1997, compared to the same period in 1996. The increase is primarily due to an increase in the interest rate earned on mortgage loans and an increase in loans receivable as the result of the stable loan market. The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates.

Interest expense increased by $383,000 for the three-month period ended December 31, 1997, as the result of increases in interest rates of savings deposits at First Federal and an increase in the amount of borrowings at the Federal Home Loan Bank. It is anticipated that the adjustable-rate mortgage loan portfolio will reprice at slightly higher rates because most loans originated during fiscal year 1997 were not initially priced at the fully-indexed interest rate and will be repricing upward at their first adjustment and because the balance of the adjustable-rate mortgage loan portfolio will not reprice substantially lower during 1998. No assurance can be provided, however, that interest rates will remain stable. Interest rates are affected by general local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of Bancorp.

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $836,000 at December 31, 1997, which represents .46% of total loans. This was an increase of $118,000 from December 31, 1996.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans and on real estate owned. The allowance for losses on loans and on real estate owned was $2,002,000 at December 31, 1997, compared to $1,723,000 at December 31, 1996. During the three-month periods ended December 31, 1997, and December 31, 1996, the Savings Bank recorded no recoveries. The provisions for loan losses during the three-month periods ended December 31, 1997, and 1996, were $229,000 and $148,000 respectively.

Noninterest Income and Expense
------------------------------

The federal income tax provision decreased $17,000 for the three-month period ended December 31, 1997, compared to the same period in 1996 due to lower net income for the period.

Total noninterest income increased $46,000 for the three-month period ended December 31, 1997, compared to the same period in 1996. Dividends on FHLB stock increased $19,000 due to an increase in FHLB stock held. Other income increased $12,000 due to increased fees from the ATM and automatic transfer services.

Total noninterest expenses increased $34,000 for the quarter ended December 31, 1997, compared to the same period in 1996. Salaries and benefits decreased $4,000 as a result of a decrease of $68,000 in retirement plan accrual costs, partially offset by an increase in salaries of $63,000. Salaries increased due to the increase in staff for the comparative three-month periods. The SAIF premium decreased $53,000 due to the reduction in the SAIF premium. Occupancy expense increased $23,000 due to the increased depreciation on the new Main Office building. Other noninterest expenses increased $54,000 due to several items; a change in our area code to 740 resulted in all business cards and stationary having to be reordered, a Sales Tax assessment, a loss on checks of $25,000 due to a fraudulent act, one-time debit card start-up costs, and increased training and seminar costs.

Impact of Inflation and Changing Prices
---------------------------------------

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

Effect of Accounting Changes
----------------------------

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

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which was effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation; however, First Federal does not expect such restatement to be materially different from EPS data previously reported.

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS 129 and, therefore, SFAS 129 had no material impact on First Federal. SFAS 129 was effective for financial statements for periods ending after December 15, 1997.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.


                                   PART II
                                   -------


                              OTHER INFORMATION
                              -----------------


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

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



Date:  February 13, 1998               By: /s/ J. William Plummer
                                           -----------------------------
                                           J. William Plummer
                                           President


Date:  February 13, 1998               By: /s/ Connie Ayres LaPlante
                                           -----------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer