Form 10QSB
period 1998-03-31
FIRST FEDERAL BANCORP INC/OH/
filed 1998-05-14
CIK 885076

FORM 10-QSB

                     Securities and Exchange Commission
                           Washington, D.C.  20549

                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to
      Commission File No. 0-20380


                         FIRST FEDERAL BANCORP, INC.
           (Exact name of registrant as specified in its charter)

                Ohio                            31-1341110
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)        Identification Number)

         505 Market Street
         Zanesville, Ohio                         43701
       (Address of principal                    (Zip Code)
         executive office)

Registrant's telephone number, including area code:  (740) 453-0606

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   [X]                     No   [ ]

As of April 30, 1998, the latest practicable date, 1,575,116 shares of the registrant's common stock, no par value, were issued and outstanding.


                         FIRST FEDERAL BANCORP, INC.


                                    INDEX

PART I    FINANCIAL INFORMATION                                     PAGE

          Consolidated Statements of Financial Condition              3

          Consolidated Statements of Income                           4

          Consolidated Statements of Cash Flows                       5

          Notes to Consolidated Financial Statements                  6

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations              8


PART II   OTHER INFORMATION                                          13

          SIGNATURES                                                 15


                                   PART I

                            FINANCIAL INFORMATION

                         First Federal Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                          At March 31       At September 30
                                                          1998              1997
                                                          -----------       ---------------

ASSETS
Cash and amounts due from depository institutions         $  7,875,326      $  7,237,127
Overnight deposits                                           2,725,000         1,600,000
                                                          ------------      ------------
      Cash and cash equivalents                           $ 10,600,326      $  8,837,127
Investment securities held to maturity
 (Fair value - $7,252,000 in 3/98 and
 $7,504,000 in 9/97)                                         7,251,892         7,503,561
Mortgage-backed securities held to maturity
 (Fair value - $1,372,000 in 3/98 and $1,477,000
 in 9/97)                                                    1,360,310         1,437,681
Loans receivable, net                                      179,991,450       174,026,629
Premises and equipment, net                                  7,451,016         7,501,696
Accrued interest receivable and other assets                 4,989,117         4,396,375
                                                          ------------      ------------
      Total Assets                                        $211,644,111      $203,703,069
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                $133,909,488      $126,634,570
  Borrowed funds                                            60,365,000        59,805,000
  Advances from borrowers for taxes and insurance              376,266           376,276
  Accrued expenses and other liabilities                       870,569         1,261,362
                                                          ------------      ------------
      Total Liabilities                                   $195,521,323      $188,077,208
                                                          ------------      ------------

Stockholders' Equity
  Preferred stock, $100 par value, 1,000,000 shares
   authorized, no shares issued and outstanding
  Common stock, no par value, 4,000,000 shares
   authorized, 1,651,700 shares issued                    $  3,656,323      $  3,656,323
  Retained earnings                                         12,958,547        12,461,620
  Treasury shares, 76,584 shares                              (492,082)         (492,082)
                                                          ------------      ------------
      Total Stockholders' Equity                          $ 16,122,788      $ 15,625,861
                                                          ------------      ------------

      Total Liabilities and Stockholders' Equity          $211,644,111      $203,703,069
                                                          ============      ============


See Notes to the Consolidated Financial Statements.


                          First Federal Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended              Six Months Ended
                                                               March 31                        March 31
                                                      --------------------------      --------------------------
                                                         1998            1997            1998            1997
                                                         ----            ----            ----            ----

INTEREST INCOME
  Interest and fees on loans                          $3,828,236      $3,443,385      $7,623,805      $6,876,189
  Interest on mortgage-backed securities                  36,671          28,773          62,696          58,972
  Interest on investment securities                      103,975          56,728         202,662         120,670
  Interest on other interest earning investments          23,405          42,578          56,496          85,120
                                                      ----------      ----------      ----------      ----------
      Total Interest Income                            3,992,287       3,571,464       7,945,659       7,140,951
                                                      ----------      ----------      ----------      ----------
INTEREST EXPENSE
  Interest on deposits                                 1,315,182       1,244,427       2,650,422       2,541,963
  Interest on borrowed money                             974,875         683,289       1,920,213       1,283,173
                                                      ----------      ----------      ----------      ----------
      Total Interest Expense                           2,290,057       1,927,716       4,570,635       3,825,136
                                                      ----------      ----------      ----------      ----------
      Net Interest Income                              1,702,230       1,643,748       3,375,024       3,315,815
                                                      ----------      ----------      ----------      ----------
      Provision for Loan Losses                          179,102          12,427         408,058         160,090
      Net Interest Income After Provision
       for Loan Losses                                 1,523,128       1,631,321       2,966,966       3,155,725
                                                      ----------      ----------      ----------      ----------
NONINTEREST INCOME
  Service charges on deposit accounts                     76,095          74,787         157,886         150,635
  Gain on sale of loans                                   38,772           9,552          63,234          24,912
  Dividends on FHLB stock                                 59,719          41,673         116,109          79,297
  Other operating income                                 121,797         100,604         237,332         203,736
                                                      ----------      ----------      ----------      ----------
      Total Noninterest Income                           296,383         226,616         574,561         458,580
                                                      ----------      ----------      ----------      ----------
NONINTEREST EXPENSE
  Salaries and employee benefits                         574,239         553,533       1,026,968       1,010,625
  Occupancy and equipment expense                        211,060         175,872         407,062         348,548
  Deposit insurance expense                               34,825          18,253          69,112         105,855
  Data processing expense                                126,271          88,516         209,541         167,608
  Advertising                                             55,182          66,671         119,167         124,285
  Ohio franchise taxes                                    55,294          49,209         104,152          94,147
  Other operating expenses                               241,955         250,700         520,770         475,161
                                                      ----------      ----------      ----------      ----------
      Total Noninterest Expenses                       1,298,826       1,202,754       2,456,772       2,326,229
                                                      ----------      ----------      ----------      ----------
      Income Before Income Taxes                         520,685         655,183       1,084,755       1,288,076
                                                      ----------      ----------      ----------      ----------
      Provision for Income Taxes                         175,797         219,413         367,313         428,348
                                                      ----------      ----------      ----------      ----------
      Net Income                                      $  344,888      $  435,770      $  717,442      $  859,728
                                                      ==========      ==========      ==========      ==========
EARNINGS PER SHARE
      Basic                                           $      .22      $      .28      $      .46      $      .55
                                                      ----------      ----------      ----------      ----------
      Diluted                                         $      .20      $      .25      $      .41      $      .49
                                                      ----------      ----------      ----------      ----------
WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
      Basic                                            1,575,116       1,571,716       1,575,116       1,571,716
                                                      ----------      ----------      ----------      ----------
      Diluted                                          1,753,435       1,726,654       1,745,518       1,751,309
                                                      ----------      ----------      ----------      ----------

DIVIDENDS DECLARED PER SHARE                          $      .07      $      .06      $      .14      $      .12
                                                      ----------      ----------      ----------      ----------


                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                           Six Months Ended
                                                               March 31
                                                      ---------------------------
                                                         1998            1997
                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $   717,442     $   859,728

  Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for loan losses                             408,058         160,090
    Depreciation                                          263,456         210,096
    Federal Home Loan Bank stock dividends               (116,000)        (79,200)
    Amortization of net premiums (discounts) on
     investment securities                                (12,648)        (39,808)
    Mortgage loans originated for sale                 (4,937,781)     (2,271,476)
    Proceeds from sale of mortgage loans                5,012,256       2,272,142
    Change in other assets and other liabilities         (616,436)       (425,928)
                                                      -----------     -----------

    Net Cash Provided by Operating Activities             718,347         685,644
                                                      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities     4,260,714       3,255,074
  Purchases of investment securities/FHLB stock        (4,247,497)     (3,672,681)
  Loans originated, net of principal repayments        (6,591,392)     (5,819,385)
  Principal collected on mortgage-backed securities        77,370         118,764
  Sale of real estate owned                               128,290          83,228
  Purchases of premises and equipment                    (212,776)       (986,579)
                                                      -----------     -----------

      Net Cash Used for Investing Activities           (6,585,291)     (7,021,579)
                                                      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                        7,274,918      (1,552,009)
  Net change in advance payments by borrowers
   for taxes and insurance                                    (10)       (166,836)
  Net change in borrowed funds with original
   maturities of less than three months                   560,000       8,720,000
  Dividends paid                                         (204,765)       (180,659)
  Proceeds from exercise of options                             0           9,300
                                                      -----------     -----------

      Net Cash Provided by Financing Activities         7,630,143       6,829,796
                                                      -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 1,763,199         493,861

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        8,837,127       8,161,988
                                                      -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $10,600,326     $ 8,655,849
                                                      ===========     ===========


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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of March 31, 1998, and September 30, 1997, and the results of its operations for the three and six months ended March 31, 1998, and 1997, and its cash flow for the six months ended March, 1998 and 1997. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.  Commitments

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $3,994,000 and $64,300 respectively, at March 31, 1998, and $591,000 and $139,000 respectively at September 30, 1997.

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

4.  Allowance for Losses on Loans

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarters ended March 31, 1998, and September 30, 1997.

5.  Interest Income on Loans

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

2. Management's belief that deposits will grow modestly during fiscal year 1998, and plans to become more aggressive in promoting deposit products;

3. Management's anticipation that adjustable-rate loans will reprice higher in fiscal year 1998 if interest rates remain relatively stable;

4.  Legislative changes with respect to the federal thrift charter; and

5. Management's expectation that the amount of its consumer loans will increase.

Changes in Financial Condition from September 30, 1997, to March 31, 1998

Total consolidated assets of Bancorp increased by $7.9 million, or 3.90%, from $203.7 million at September 30, 1997, to $211.6 million at March 31, 1998. The increase is due primarily to an increase in loans receivable of $6.0 million, and a $1.8 million increase in cash and cash equivalents.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $17.9 million at March 31, 1998, which is an increase of $1.5 million from September 30, 1997. The regulatory liquidity of the Savings Bank was 8.73% at March 31, 1998, and 7.53% at September 30, 1997, which was in excess of the minimum regulatory requirement of 4%. Funds are available through FHLB advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance increased $6.0 million for the six-month period as the anticipated steady mortgage and consumer loan volume in the Savings Bank's market area continued.

As of March 31, 1998, the Savings Bank had borrowed funds from the FHLB in the amount of $60.4 million at a weighted average rate of 6.26%. FHLB advances increased $560,000, or .94%, from $59.8 million at September 30, 1997. Deposits increased by $7.3 million, or 5.74%, from $126.6 million at September 30, 1997, to $133.9 million at March 31, 1998. Management believes that the Savings Bank will experience a modest increase in deposits during the current fiscal year. As the result of the decrease in the SAIF premium cost, the Savings Bank can afford to pay depositors a slightly higher rate while managing the cost of funds. FHLB advances have increased in cost more than deposits of a similar term. The Savings Bank therefore plans to become more aggressive in promoting deposit products. No assurance can be provided, however, that deposits will grow. Deposit levels are affected by national, as well as local, interest rates and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at March 31, 1998.

                                             Amount            Percent of
                                         (In Thousands)          Assets
                                         --------------        ----------

Actual Tangible Capital                      $14,288              6.75%
Required Tangible Capital                      3,180              1.50%
                                             -------             -----
Excess Tangible Capital                      $11,108              5.25%

Actual Core Capital                          $14,288              6.75%
Required Core Capital                          6,360              3.00%
                                             -------             -----
Excess Core Capital                          $ 7,928              3.75%

Actual Risk Based Capital                    $15,726             11.27%
Required Risk Based Capital                   11,245              8.00%
                                             -------             -----
Excess Risk Based Capital                    $ 4,481              3.27%

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

In August 1996, Congress passed legislation repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes and requiring any bad debt reserves taken after 1987, using the percentage of taxable income method, be included in future taxable income of the association over a six-year period. A two-year delay is permitted for institutions meeting a residential mortgage loan origination test. At March 31, 1998, First Federal had approximately $1.0 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture was established in prior years, so First Federal's net income will not be negatively affected by this legislation.

Year 2000 Considerations

As with all financial institutions, First Federal's operations depend almost entirely on computer systems. First Federal is addressing the potential problems associated with the possibility that the computers that control or operate First Federal's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. First Federal is working with the companies that supply or service its computer-operated or -dependent systems to identify and remedy any year 2000 related problems.

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

Comparison of Operating Results for the Three- and Six-Month
 Periods Ended March 31, 1998, and 1997

Net interest income before provision for loan losses increased $58,000 for the three-month comparative periods and $59,000 for the comparative six-month periods. Total interest income increased by $421,000 for the three-month period and $805,000 for the six-month period ended March 31, 1998, compared to the same periods in 1997. The increase is primarily due to an increase in the interest rate earned on mortgage loans and an increase in loans receivable as the result of the stable loan market. The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates.

Interest expense increased by $362,000 for the comparative three-month period and $746,000 for the comparative six-month period ended March 31, 1998, as the result of increases in interest rates of savings deposits at First Federal and an increase in the amount of borrowings at the Federal Home Loan Bank. It is anticipated that the adjustable-rate mortgage loan portfolio will reprice at slightly higher rates because most loans originated during fiscal year 1997 were not initially priced at the fully-indexed interest rate and will be repricing upward at their first adjustment and because the balance of the adjustable-rate mortgage loan portfolio will not reprice substantially lower during 1998. No assurance can be provided, however, that interest rates will remain stable. Interest rates are affected by general local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of Bancorp.

Nonperforming and Delinquent Loans and Allowance for Loan Losses

Total nonaccrual loans and accruing loans that are 90 days past due were $478,000 at March 31, 1998, which represents .27% of total loans. This was a decrease of $135,000 from March 31, 1997.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans and on real estate owned. The allowance for losses on loans and on real estate owned was $2,148,000 at March 31, 1998, compared to $1,711,000 at March 31, 1997.
During the six-month period ended March 31, 1998, the Savings Bank recorded charge-offs of $76,000 and no recoveries, compared to $60,000 in charge-offs and no recoveries during the same period in 1997. The provisions for loan losses during the six-month periods ended March 31, 1998, and 1997, were $408,000 and $160,000 respectively. The increase in loan loss provision is due to increased delinquencies. Consumer loan delinquencies were $1,335,000 at March 31, 1998, an increase of $625,000 from March 31, 1997, and a decrease of $177,000 from December 31, 1997.

Noninterest Income and Expense

The federal income tax provision decreased $44,000 for the three-month period and $61,000 for the six-month period ended March 31, 1998, compared to the same periods in 1997 due to lower net income for the period.

Total noninterest income increased $70,000 for the three-month period and $116,000 for the six-month period ended March 31, 1998, compared to the same periods in 1997. Dividends on FHLB stock increased $18,000 for the comparative three-month periods and $37,000 for the comparative six-month periods due to an increase in FHLB stock held. Gain on sale of loans increased $29,000 for the comparative three-month periods and $38,000 for the comparative six-month periods. Other income increased $21,000 for the comparative three-month periods and $34,000 for the comparative six-month periods due to increased collection of loan late charges and fees from the ATM and automatic transfer services.

Total noninterest expenses increased $96,000 for the three-month period and $131,000 for the six-month period ended March 31, 1998, compared to the same periods in 1997. Salaries and benefits increased $21,000 for the three-month comparative periods and $16,000 for the comparative six-month periods. The salaries and benefits increase is a result of a decrease of $12,000 in retirement plan accrual costs, partially offset by an increase in salaries of $20,000. Salaries increased due to the increase in staff for the comparative three- and six-month periods. The SAIF premium increased $17,000 for the comparative three-month periods due to increased deposits and decreased $37,000 for the comparative six-month periods due to the reduction in the SAIF premium that was reflected in the SAIF quarterly billing of January 1997. Occupancy expense increased $35,000 for the three-month period and $59,000 for the six-month period, compared to the same time period in 1997, due to the increased depreciation on the new Main Office building. Other noninterest expenses decreased $9,000 for the comparative three-month period and increased $46,000 for the comparative six-month period due to several items, including a change in our area code to 740, which required all business cards and stationary having to be reordered, a Sales Tax assessment, a loss on checks of $25,000 due to a fraudulent act, one-time debit card start-up costs, and increased training and seminar costs.

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

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which was effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data has been restated to conform with the new presentation; however, such restatement is not materially different from EPS data previously reported.

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


                                   PART II

                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting was held February 18, 1998. The following directors were elected to terms expiring in 2000.

                                          For          Withheld
                                          ---          --------

John C. Matesich, III                  1,213,380        74,796
Don R. Parkhill                        1,213,380        74,796
J. William Plummer                     1,213,380        74,796

Those directors continuing their term were Ward D. Coffman, III; Robert D. Goodrich, II; Patrick L. Hennessey; and Connie Ayres LaPlante.

One other matter was presented to the shareholders.

1. To ratify the selection of Crowe, Chizek and Company LLP as the auditors of Bancorp for the current fiscal year:

    For   1,284,076      Against   0      Abstentions   4,100

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3.1 Articles of Incorporation of First Federal Bancorp, Inc. (The Articles of Incorporation of First Federal Bancorp, Inc. ("Bancorp"), filed as Exhibit 3.1 to Bancorp's Registration Statement on Form S-1 ("S-1") filed with the Securities and Exchange Commission ("SEC") on March 16, 1992, are incorporated herein by reference.)
Exhibit 3.2 Amendment to the Articles of Incorporation of First Federal Bancorp, Inc. (The Amendment to the Articles of Incorporation of Bancorp filed as Exhibit 3.2 to Bancorp's 10-K for the fiscal year ended September 30, 1992, filed with the SEC on December 29, 1992 (the "1992 10-K") is incorporated herein by reference.)
Exhibit 3.3 Code of Regulations of First Federal Bancorp, Inc. (The Code of Regulations of Bancorp filed as Exhibit 3.2 to Bancorp's S-1 filed with the SEC on March 16, 1992, is incorporated herein by reference.)
Exhibit 3.4 Amendment to the Code of Regulations of First Federal Bancorp, Inc. (The Amendment to the code of Regulations of Bancorp filed as Exhibit 3.4 to the 1992 10-K is incorporated herein by reference.)
Exhibit 27.1  Financial Data Schedule for March 31, 1998
Exhibit 27.2  Restated Financial Data Schedule for September 30, 1996
Exhibit 27.3  Restated Financial Data Schedule for December 31, 1996
Exhibit 27.4  Restated Financial Data Schedule for March 31, 1997
Exhibit 27.5  Restated Financial Data Schedule for June 30, 1997
Exhibit 27.6  Restated Financial Data Schedule for September 30, 1997
Exhibit 99.2 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

No reports on Form 8-K were filed during the quarter for which this report is filed.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1998                    By: /s/ J. William Plummer
                                           J. William Plummer
                                           President


Date:  May 15, 1998                    By: /s/ Connie Ayres LaPlante
                                           Connie Ayres LaPlante
                                           Chief Financial Officer