Form 10QSB
period 1998-06-30
FIRST FEDERAL BANCORP INC/OH/
filed 1998-08-13
CIK 885076

FORM 10-QSB

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                    to

             Commission File No.   0-20380
                                 -----------


                          FIRST FEDERAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)


                 Ohio                                 31-1341110
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)


           505 Market Street
           Zanesville, Ohio                             43701
(Address of principal executive office)               (Zip Code)


Registrant's telephone number, including area code:    (740) 453-0606

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]      No  [ ]

As of July 31, 1998, the latest practicable date, 3,150,532 shares of the registrant's common stock, no par value, were issued and outstanding.

                               Page 1 of 14 Pages


                          FIRST FEDERAL BANCORP, INC.


                                     INDEX
                                     -----



PART I   FINANCIAL INFORMATION                                             PAGE
                                                                           ----

         Consolidated Statements of Financial Condition                       3

         Consolidated Statements of Income                                    4

         Consolidated Statements of Cash Flows                                5

         Notes to Consolidated Financial Statements                           6

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                8

PART II  OTHER INFORMATION                                                   13

         SIGNATURES                                                          14


                                     PART I

                             FINANCIAL INFORMATION

                          First Federal Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                       At June 30     At September 30
                                                                          1998             1997
                                                                      ------------    ---------------

ASSETS
Cash and amounts due from depository institutions                     $  7,218,137     $  7,237,127
Overnight deposits                                                       3,600,000        1,600,000
                                                                      -----------------------------
   Cash and cash equivalents                                            10,818,137        8,837,127
Investment and mortgage-backed securities held to maturity (Fair
 value - $8,597,000 in 6/98 and $8,981,000 in 9/97)                      8,473,640        8,941,242
Loans receivable, net                                                  175,645,985      174,026,629
Premises and equipment, net                                              7,382,938        7,501,696
Accrued interest receivable and other assets                             5,060,779        4,396,375
                                                                      -----------------------------
      Total Assets                                                    $207,381,479     $203,703,069
                                                                      =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                            $139,858,377     $126,634,570
  Borrowed funds                                                        49,999,004       59,805,000
  Accrued expenses and other liabilities                                 1,031,263        1,637,638
                                                                      -----------------------------
      Total Liabilities                                               $190,888,644     $188,077,208
                                                                      -----------------------------

Stockholders' Equity
  Preferred stock, $100 par value, 1,000,000 shares authorized, no shares issued and outstanding
  Common stock, no par value, 4,000,000 shares authorized,
   3,303,400 shares issued                                            $  3,656,323     $  3,656,323
  Retained earnings                                                     13,327,630       12,461,620
  Treasury shares, 152,868 and 153,168 shares                             (491,118)        (492,082)
                                                                      -----------------------------
      Total Stockholders' Equity                                      $ 16,492,835     $ 15,625,861
                                                                      -----------------------------

      Total Liabilities and Stockholders' Equity                      $207,381,479     $203,703,069
                                                                      =============================


See Notes to the Consolidated Financial Statements.


                          First Federal Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                Three Months Ended            Nine Months Ended
                                                                      June 30                     June 30
                                                             ------------------------    --------------------------
                                                                1998          1997          1998           1997
                                                             ----------    ----------    -----------    -----------

INTEREST INCOME
  Interest and fees on loans                                 $3,823,602    $3,674,303    $11,447,408    $10,550,492
  Interest on mortgage-backed securities                         14,042        27,067         76,738         86,039
  Interest on investment securities                             103,112        67,906        305,773        188,576
  Interest on other interest-earning investments                 31,829        45,180         88,325        130,300
                                                             ------------------------------------------------------
      Total Interest Income                                   3,972,585     3,814,456     11,918,244     10,955,407
                                                             ------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                        1,424,959     1,283,796      4,075,381      3,825,759
  Interest on borrowed money                                    833,998       762,019      2,754,210      2,045,193
                                                             ------------------------------------------------------
      Total Interest Expense                                  2,258,957     2,045,815      6,829,591      5,870,952
                                                             ------------------------------------------------------

      Net Interest Income                                     1,713,628     1,768,641      5,088,653      5,084,455
                                                             ------------------------------------------------------

      Provision for Loan Losses                                 (78,953)        2,206        329,105        162,296

      Net Interest Income After Provision for Loan Losses     1,792,581     1,766,435      4,759,548      4,922,159
                                                             ------------------------------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                            85,123        78,495        243,009        229,129
  Gain on sale of loans                                          65,746        14,481        128,980         39,392
  Dividends on FHLB stock                                        61,691        46,480        177,800        125,778
  Other operating income                                        117,937       217,917        355,269        421,652
                                                             ------------------------------------------------------
      Total Noninterest Income                                  330,497       357,373        905,058        815,951
                                                             ------------------------------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                                537,198       496,177      1,564,166      1,506,802
  Occupancy and equipment expense                               203,569       200,330        610,631        548,876
  Deposit insurance expense                                      34,748        34,144        103,860        139,999
  Data processing expense                                       127,332        78,223        336,873        245,831
  Advertising                                                    60,875        86,303        180,042        210,587
  Ohio franchise taxes                                           55,625        49,505        159,777        143,652
  Other operating expenses                                      390,780       275,015        911,552        750,175
                                                             ------------------------------------------------------
      Total Noninterest Expenses                              1,410,127     1,219,697      3,866,901      3,545,922
                                                             ------------------------------------------------------

      Income Before Income Taxes                                712,951       904,111      1,797,705      2,192,188
                                                             ------------------------------------------------------

      Provision for Income Taxes                                234,847       295,905        602,160        724,253
                                                             ------------------------------------------------------

      Net Income                                             $  478,104    $  608,206    $ 1,195,545    $ 1,467,935
                                                             ======================================================

EARNINGS PER SHARE (1)
  Basic                                                      $      .15    $      .19    $       .38    $       .47
                                                             ------------------------------------------------------
  Diluted                                                           .14           .18            .34            .43
                                                             ------------------------------------------------------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES (1)
  Basic                                                       3,150,532     3,143,432      3,150,532      3,143,432
                                                             ------------------------------------------------------
  Diluted                                                     3,539,740     3,452,764      3,536,677      3,449,818
                                                             ------------------------------------------------------
DIVIDENDS DECLARED PER SHARE (1)                             $     .035    $      .03    $      .105    $       .09
                                                             ------------------------------------------------------

-------------------
<F1>  On June 3, 1998, and on November 6, 1996, the Board of Directors declared two-for-one stock splits in the form of 100% stock dividends. All earnings and dividends per share disclosures have been restated to reflect these stock splits.


See Notes to the Consolidated Financial Statements.


                          First Federal Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              Nine Months Ended
                                                                                   June 30
                                                                          --------------------------
                                                                             1998           1997
                                                                          -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES:                                $ 1,060,140    $   917,475
                                                                          --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities                         5,864,208      4,760,188
  Purchases of investment securities/FHLB stock                            (5,757,913)    (7,417,014)
  Loans originated, net of principal repayments                            (2,325,570)   (11,251,905)
  Principal collected on mortgage-backed securities                           128,124        152,715
  Proceeds from sales of real estate owned and other chattel owned            419,575        110,701
  Purchases of premises and equipment                                        (279,534)    (1,173,103)
                                                                          --------------------------

      Net Cash Used for Investing Activities                               (1,951,110)   (14,818,418)
                                                                          --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                                           13,223,807       (997,999)
  Net change in advance payments by borrowers for taxes and insurance        (233,021)      (327,428)
  Net change in borrowed funds with original maturities of less than
   three months                                                            (9,805,996)    17,475,000
  Dividends paid                                                             (315,023)      (274,963)
  Proceeds from exercise of options                                             2,213          9,300
                                                                          --------------------------

      Net Cash Provided by Financing Activities                             2,871,980     15,883,910
                                                                          --------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     1,981,010      1,982,967

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            8,837,127      8,161,988
                                                                          --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $10,818,137    $10,144,955
                                                                          ==========================


See Notes to the Consolidated Financial Statements.


                          FIRST FEDERAL BANCORP, INC.
                   Notes to Consolidated Financial Statements


1.    Basis of Presentation
---------------------------

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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of June 30, 1998, and September 30, 1997, and the results of its operations for the three and nine months ended June 30, 1998, and 1997, and its cash flow for the nine months ended June, 1998 and 1997. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.


2.    Commitments
-----------------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $1,064,000 and $197,000 respectively, at June 30, 1998, and $591,000 and
$139,000 respectively at September 30, 1997.


3.    Earnings and Dividends Per Common Share
---------------------------------------------

Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income (less preferred dividends) divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options (and convertible securities). On June 3, 1998, and on November 6, 1996, the Board of Directors declared two-for-one stock splits in the form of 100% stock dividends. All earnings and dividends per share disclosures have been restated to reflect these stock splits.


4.    Allowance for Losses on Loans
-----------------------------------

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarters ended June 30, 1998, and September 30, 1997.


5.    Interest Income on Loans
------------------------------

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


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

First Federal Bancorp, Inc. ("Bancorp") is a savings and loan holding company that wholly owns First Federal Savings Bank of Eastern Ohio (the "Savings Bank" or "First Federal"). The Savings Bank is engaged in the savings and loan business primarily in Central and Eastern Ohio. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, and the accounts in the Savings Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation in the Savings Association Insurance Fund ("SAIF").


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

2. Management's belief that deposits will grow during fiscal year 1998, and plans to become more aggressive in promoting deposit products;

3. Management's anticipation that adjustable-rate loans will reprice higher in fiscal year 1998 if interest rates remain relatively stable;

4.    Legislative changes with respect to the federal thrift charter;

5. Management's expectation that the amount of its consumer loans will increase; and

6.    Management's expectation that losses on car loans may increase.


Changes in Financial Condition from September 30, 1997, to June 30, 1998
------------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $3.7 million, or 1.81%, from $203.7 million at September 30, 1997, to $207.4 million at June 30, 1998. The increase is due primarily to an increase in loans receivable of $1.6 million, and a $2.0 million increase in cash and cash equivalents.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $18.0 million at June 30, 1998, which is an increase of $1.7 million from September 30, 1997. The regulatory liquidity of the Savings Bank was 7.73% at June 30, 1998, and 7.53% at September 30, 1997, which was in excess of the minimum regulatory requirement of 4%. Funds are available through FHLB advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance increased $1.6 million for the nine-month period as the anticipated steady mortgage and consumer loan volume in the Savings Bank's market area continued.

As of June 30, 1998, the Savings Bank had borrowed funds from the FHLB in the amount of $50.0 million at a weighted average rate of 6.35%. FHLB advances decreased $9.8 million, or 16.40%, from $59.8 million at September 30, 1997. Deposits increased by $13.3 million, or 10.44%, from $126.6 million at September 30, 1997, to $139.9 million at June 30, 1998. A Jumbo CD Program has generated $6.2 million in deposits at a weighted average interest rate of 5.80% since its initiation in February of 1998. Management believes that the Savings Bank will continue to experience an increase in deposits during the current fiscal year. As the result of the decrease in the SAIF premium cost, the Savings Bank can afford to pay depositors a slightly higher rate while managing the cost of funds. FHLB advances have increased in cost more than deposits of a similar term. The Savings Bank therefore plans to become more aggressive in promoting deposit products. No assurance can be provided, however, that deposits will grow. Deposit levels are affected by national, as well as local, interest rates and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at June 30, 1998.


                                             Amount         Percent of
                                         (In Thousands)       Assets
                                         --------------     ----------

      Actual Tangible Capital               $14,729            7.12%
      Required Tangible Capital               4,136            1.50%
                                            ------------------------
      Excess Tangible Capital               $10,593            5.62%

      Actual Core Capital                   $14,729            7.12%
      Required Core Capital                   8,272            3.00%
                                            ------------------------
      Excess Core Capital                   $ 6,457            4.12%

      Actual Risk-Based Capital             $16,185           11.88%
      Required Risk-Based Capital            10,895            8.00%
                                            ------------------------
      Excess Risk-Based Capital             $ 5,290            3.88%

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

In August 1996, Congress passed legislation repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes and requiring any bad debt reserves taken after 1987, using the percentage of taxable income method, be included in future taxable income of the association over a six-year period. A two-year delay is permitted for institutions meeting a residential mortgage loan origination test. At June 30, 1998, First Federal had approximately $1.0 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture was established in prior years, so First Federal's net income will not be negatively affected by this legislation.


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


Comparison of Operating Results for the Three- and Nine-Month Periods Ended June 30, 1998, and 1997
---------------------------------------------------------------------------

Net interest income before provision for loan losses decreased $55,000 for the three-month comparative periods and increased $4,000 for the comparative nine-month periods. Total interest income increased by $158,000 for the three-month period and $963,000 for the nine-month period ended June 30, 1998, compared to the same periods in 1997. The increase is primarily due to an increase in the interest rate earned on mortgage loans and an increase in loans receivable as the result of the stable loan market. The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates.

Interest expense increased by $213,000 for the comparative three-month period and $959,000 for the comparative nine-month period ended June 30, 1998, as the result of increases in interest rates on savings deposits at First Federal and a reliance on the borrowings at the Federal Home Loan Bank. It is anticipated that the adjustable-rate mortgage loan portfolio will reprice at slightly higher rates because most loans originated during fiscal year 1997 were not initially priced at the fully-indexed interest rate and will be repricing upward at their first adjustment and because the balance of the adjustable-rate mortgage loan portfolio will not reprice substantially lower during 1998. No assurance can be provided, however, that interest rates will remain stable. Interest rates are affected by general local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of Bancorp.


Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $676,000 at June 30, 1998, which represents .38% of total loans. This was an increase of $114,000 from June 30, 1997.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans and on real estate owned. The allowance for losses on loans and on real estate owned was $2,109,000 at June 30, 1998, compared to $1,739,000 at June 30, 1997. During the nine-month period ended June 30, 1998, the Savings Bank recorded charge-offs of $78,000 and $42,000 of recoveries, compared to $73,000 in charge-offs and net recoveries of $39,000 during the same period in 1997. The provisions for loan losses during the nine-month periods ended June 30, 1998, and 1997, were $329,000 and $162,000 respectively. The increase in loan loss provision is due to increased delinquencies and charge-offs. Consumer loan delinquencies were $1.5 million at June 30, 1998, an increase of $.5 million from June 30, 1997, and no change from December 31, 1997.


Noninterest Income and Expense
------------------------------

The federal income tax provision decreased $61,000 for the three-month period and $122,000 for the nine-month period ended June 30, 1998, compared to the same periods in 1997 due to lower net income for the period.

Total noninterest income decreased $27,000 for the three-month period and increased $89,000 for the nine-month period ended June 30, 1998, compared to the same periods in 1997. Dividends on FHLB stock increased $15,000 for the comparative three-month periods and $52,000 for the comparative nine-month periods due to an increase in FHLB stock held. Gain on sale of loans increased $51,000 for the comparative three-month periods and $90,000 for the comparative nine-month periods. Other income decreased $100,000 for the comparative three-month periods and $75,000 for the comparative nine-month periods due to not repeating the sale of written-off land in June of 1997 resulting in a gain of $115,000.

Total noninterest expenses increased $19,000 for the three-month period and $321,000 for the nine-month period ended June 30, 1998, compared to the same periods in 1997. Salaries and benefits increased $41,000 for the three-month comparative periods and $57,000 for the comparative nine-month periods. The salaries and benefits increase is a result of a decrease of $13,000 in retirement plan accrual costs, partially offset by an increase in salaries of $28,000. Salaries increased due to the increase in staff for the comparative three- and nine-month periods. The SAIF premium remained stable for the comparative three-month periods and decreased $36,000 for the comparative nine-month periods due to the reduction in the SAIF premium that was reflected in the SAIF quarterly billing of January 1997. Occupancy expense remained stable for the three-month period and increased $53,000 for the nine-month period, compared to the same time period in 1997, due to the increased depreciation on the new Main Office building. Other noninterest expenses increased $116,000 for the comparative three-month period and $161,000 for the comparative nine-month period due to the loss on the sale of repossessed car loans, as delinquencies continued and repossession of the cars occurred. Due to the increased delinquencies on car loans, First Federal may experience increased losses on these loans.


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


Effect of Accounting Changes
----------------------------

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," was issued by the FASB in 1996. SFAS 125 revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS 127 defers, for one year, the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS 125 continued to be effective January 1, 1997. SFAS 125 did not have a material impact on Bancorp's financial statements.

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

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS 129 and, therefore, SFAS 129 had no material impact on Bancorp. SFAS 129 was effective for financial statements for periods ending after December 15, 1997.

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

          Not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not applicable


ITEM 5.   OTHER INFORMATION
          -----------------

          Any proposals of shareholders intended to be included in Bancorp's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to Bancorp by certified mail and must be received by Bancorp not later than September 11, 1998. In addition, if a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting, and if the proposal is not received by November 25, 1998, then the proxies designated by the Board of Directors of Bancorp for the 1999 Annual Meeting of Shareholders of Bancorp may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.


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

          Exhibit 27    Financial Data Schedule for June 30, 1998

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



Date:  August 14, 1998                  By: /s/ J. William Plummer
                                            -----------------------------------
                                            J. William Plummer
                                            President



Date:  August 14, 1998                  By: /s/ Connie Ayres LaPlante
                                            -----------------------------------
                                            Connie Ayres LaPlante
                                            Chief Financial Officer