Form 10KSB
period 1998-09-30
FIRST FEDERAL BANCORP INC/OH/
filed 1998-12-28
CIK 885076

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1998
                          ------------------

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
Yes   X           No
    -----            -----

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                                               ---

      The issuer's revenues for its most recent fiscal year were $17,023,618.

      Based upon information regarding the average of the bid and asked price provided by The Nasdaq SmallCap Market, the aggregate market value of the voting shares held by nonaffiliates of the registrant on November 30, 1998, was $26,793,312.

      3,150,532 of the registrant's common shares were issued and outstanding on November 30, 1998.


                     DOCUMENTS INCORPORATED BY REFERENCE


      The following sections of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of First Federal Bancorp, Inc., are incorporated by reference into Part III of this Form 10-KSB:

      1.    Proposal One:  Election of Directors;

      2.    Proposal Two:  Amendment to Articles of Incorporation;

      3.    Proposal Three:  Ratification of Selection of Auditors;

      4.    Compensation of Executive Officers and Directors; and

      5. Voting Securities and Ownership of Certain Beneficial Owners and Management.


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

      First Federal is principally engaged in the business of making first mortgage loans secured by one-to-four family residential real estate located in First Federal's primary market area. First Federal also originates loans secured by multifamily real estate (over four units) and nonresidential real estate. The origination of consumer loans, particularly automobile loans, also constitutes a significant portion of First Federal's lending activities. Loan funds are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, FHLB advances, and loan repayments. In addition to originating loans, First Federal invests in U.S. government and agency obligations, interest-bearing deposits in banks, mortgage-backed securities and other investments permitted by applicable law. First Federal has contracted with Money Concepts as a third-party provider of investment products and financial planning services for its customers.

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

Lending Activities

      General. First Federal's primary lending activity is the origination of permanent loans and construction loans secured by one-to-four family homes located in First Federal's primary market area. Construction loans and permanent loans secured by multifamily properties containing five units or more and nonresidential properties are also offered by First Federal. In addition to mortgage lending, First Federal makes automobile loans and other consumer loans, including loans secured by deposit accounts, home equity lines-of-credit, home improvement loans and unsecured loans. First Federal's net loan portfolio was approximately $169.6 million at September 30, 1998, and constituted 79.45% of total assets.

      Loan Portfolio Composition. The following table presents certain information in respect of the composition of First Federal's loan portfolio at the dates indicated:


                                                                  At September 30,
                     -----------------------------------------------------------------------------------------------------------
                            1998                  1997                  1996                  1995                  1994
                                Percent               Percent               Percent               Percent               Percent
                                of total              of total              of total              of total              of total
                      Amount     loans      Amount     loans      Amount     loans      Amount     loans      Amount     loans
                     -----------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Type of Loan:
-------------

Real Estate Loans
  One-to-four
   family            $ 96,856    55.99%    $102,723    58.04%    $ 99,496    59.57%    $ 97,347    62.55%    $  90,092   62.96%
  Multifamily
   (over 4
   units)               8,735     5.05        9,692     5.47        9,176     5.49        8,265     5.31         9,179    6.41
  Construction          4,459     2.58        3,082     1.74        6,582     3.94        3,601     2.31         5,485    3.83
  Nonresidential
   real estate         10,620     6.14        9,799     5.54        8,505     5.09        7,285     4.68         5,699    3.98
Consumer Loans
  Automobile           35,861    20.73       36,267    20.49       30,376    18.19       26,767    17.20        21,950   15.34
  Home equity           6,287     3.63        4,652     2.63        3,767     2.25        4,136     2.66         3,466    2.42
  Home
   improvement            323      .19          464      .26          662      .40          818      .52           713     .50
  Deposit
   account                467      .27          422      .24          484      .29          298      .19           287     .20
  Education                 -        -            -        -            -        -           31      .02         1,061     .74
  Other secured         6,813     3.94        7,237     4.09        5,799     3.47        5,210     3.35         4,280    2.99
  Unsecured               670      .39          517      .29          515      .31          339      .22           252     .18
Commercial              1,892     1.09        2,137     1.21        1,663     1.00        1,544      .99           648     .45
                     ---------------------------------------------------------------------------------------------------------
      Total loans    $172,983   100.00%    $176,992   100.00%    $167,025   100.00%    $155,641   100.00%     $143,112  100.00%

Less:
Undisbursed
 loans
 in process             1,485                 1,374                 5,105                 2,274                  3,207
Net deferred
 origination
 fees
 (costs) and
 amortized
 discounts               (167)                 (225)                   11                   124                    267
Allowance
 for loan
 losses                 2,042                 1,816                 1,611                 1,499                  1,021
                     ---------------------------------------------------------------------------------------------------------
      Total
       loans - net   $169,623              $174,027              $160,298              $151,744               $138,617
                     =========================================================================================================


      Loan Maturity Schedule. The following table sets forth certain information at September 30, 1998, regarding the net dollar amount of certain loans maturing in First Federal's portfolio, based on contractual terms to maturity:


                                                 Due during the years ending September 30,
                                                 -----------------------------------------
                                                             2000 to
                                                   1999       2003       > 2003     Total
                                                               (In thousands)

      Fixed Rate Loans:
      Real Estate - Construction                  $    -     $    -      $    -     $    -
      Commercial                                       -          -           -          -
                                                  ----------------------------------------
                                                  $    -     $    -      $    -     $    -
                                                  ========================================

      Adjustable Rate Loans:
      Real Estate - Construction                  $  524     $    -      $3,935     $4,459
      Commercial                                   1,892          -           -      1,892
                                                  ----------------------------------------
                                                  $2,416     $    -      $3,935     $6,351
                                                  ========================================

      Total Fixed and Adjustable Rate Loans:
      Real Estate - Construction                  $  524     $    -      $3,935     $4,459
      Commercial                                   1,892          -           -      1,892
                                                  ----------------------------------------
                                                  $2,416     $    -      $3,935     $6,351
                                                  ========================================


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

      Adjustable-rate mortgage loans ("ARMs") are offered by First Federal for terms of up to 30 years. The interest rate adjustment periods on the residential ARMs are either one or three years. The maximum allowable adjustment at each adjustment date is usually 2% with a maximum adjustment of 6% over the term of the loan. The interest rate adjustments on one-year and three-year residential ARMs presently originated by First Federal are tied to changes in the weekly average yield on one- and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin, typically 300 basis points, to the index. From time to time, First Federal originates residential ARMs which have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level. First Federal attempts to reduce such risk by underwriting such loans at the fully-indexed rate. Most of the loans in First Federal's portfolio that were written at reduced rates have been through at least one adjustment cycle.

      In the past, virtually all of the fixed-rate mortgage loans originated by First Federal, including loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"), have been originated for sale. A majority of the fixed-rate residential real estate loans in First Federal's loan portfolio at September 30, 1998, were originated prior to 1981. See "Loan Originations, Purchases and Sales." During fiscal year 1998, First Federal retained $10 million of the $20 million fixed-rate residential real estate loans it originated during the year. First Federal anticipates originating up to $8.0 million in 15-year fixed-rate mortgages for First Federal's loan portfolio during the 1999 fiscal year. This would be a decrease of $2 million from the 15-year fixed-rate mortgages that were originated for the portfolio during the 1998 fiscal year. No assurance can be provided, however, that First Federal will be able to originate such loans. Loan demand is affected by competition, interest rates, general economic conditions, and the availability of funds for lending. See Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

      First Federal's one-to-four family residential real estate loan portfolio, including loans for the construction of one-to-four family residences, was approximately $101.3 million at September 30, 1998, and represented 58.57% of total loans. There were no construction loans delinquent at September 30, 1998. See "Construction Loans."

      Multifamily Residential Real Estate Loans. In addition to loans on one-to-four family properties, First Federal makes adjustable-rate loans secured by multifamily properties containing over four units. Multifamily loans generally have terms of up to 25 years and a maximum loan-to-value ratio of 80%. First Federal does originate multifamily loans for up to 30 years or with an LTV of up to 80% if the creditworthiness of the borrower and the quality of the project justify such terms.

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

      At September 30, 1998, loans secured by multifamily properties totaled approximately $8.7 million, or 5.05% of total loans, the largest of which had a balance of $997,000. There were no multifamily real estate loans delinquent or included in classified assets at September 30, 1998.

      Construction Loans. First Federal offers loans to owner-occupants for the construction of single-family homes. Such loans are offered with adjustable rates of interest and for terms of up to 30 years. The borrower pays interest only for the first six months while the residence is being constructed. At September 30, 1998, a total of $4.5 million, or approximately 2.58%, of First Federal's total loans, consisted of construction loans. First Federal currently has no multifamily or nonresidential real estate construction loans in its portfolio.

      Construction loans, particularly for multifamily and nonresidential real estate projects, generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, First Federal would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. The principal amounts of individual loans for the construction of single-family residences typically do not exceed $250,000.

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

      Federal regulations limit the amount of nonresidential mortgage loans which an association can make to 400% of total capital. First Federal's nonresidential real estate loan portfolio at September 30, 1998, was equal to 62.71% of total capital at such date.

      At September 30, 1998, First Federal had a total of $10.6 million invested in nonresidential real estate loans, the largest of which had a balance of $524,000. There were no nonresidential real estate loans delinquent at September 30, 1998. Such loans comprised approximately 6.14% of First Federal's total loans.

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

      Automobile loans are originated by First Federal directly and indirectly in conjunction with automobile dealers in First Federal's primary market area. During 1998, approximately 60% of the automobile loans originated by First Federal were originated in conjunction with automobile dealers. When loans are originated in such manner, the dealer takes the loan application and receives a fee if the loan is approved by First Federal. Automobile loans are secured by the automobile purchased with the loan proceeds.

      At September 30, 1998, automobile loans totaled approximately $35.9 million, or 20.73% of total loans. This is a decrease from $36.3 million, or 20.49% of total loans as of September 30, 1997. The change is due primarily to the tightening of underwriting, as First Federal's consumer delinquencies increased, and more competition from car manufacturers' favorably-priced buyers' programs and lease programs.

      Home equity lines-of-credit are originated for terms of up to ten years. Such loans are secured by a first or second mortgage on the borrowers' principle residence. First Federal originates home equity lines-of-credit based on a combined LTV of not more than 80% for the first mortgage, if any, and the line-of-credit. Home equity lines-of-credit totaled $6.3 million, or 3.63% of First Federal's total loans, at such date.

      Home improvement loans are made for terms of up to five years, typically at fixed rates of interest. Such loans are usually secured by a second mortgage on the property being improved.

      When colleges were given the authority to make Guaranteed Student Loans, First Federal decided to eliminate this product and sell its education loans to the Student Loan Funding Corporation. In June of 1995, the sale of the student loans was completed.

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

      At September 30, 1998, First Federal had approximately $50.5 million, or 29.18% of total loans, invested in consumer loans. Such amount complied with federal regulations limiting the aggregate amount of consumer loans in which a savings association can invest. There were consumer loans with aggregate balances of $1.1 million delinquent at September 30, 1998.

      Commercial Loans. Commercial loans totaled $1.9 million. First Federal has new and used car floor-planning programs for two local car dealers with a balance of $1.4 million and $269,000 at September 30, 1998. The floor-plan loans are secured by the title of the cars as well as the real estate. First Federal currently has a commercial line-of-credit loan in its portfolio with a maximum principal amount of $400,000. First Federal intends to originate commercial loans on a very select basis in the future.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by First Federal's lending staff and walk-in customers. Effective the second quarter of 1998, First Federal no longer utilizes a loan solicitor for FHA and VA loans, which were originated for sale.

      Conventional mortgage loan applications are taken by one of First Federal's branch managers or loan personnel. First Federal obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of all necessary information on the credit history of the borrower, the application for a loan over $100,000 is submitted to the President and the principal lending officer of First Federal for approval. Loans for more than $227,150 must be approved by the Loan Committee of the Board of Directors.

      First Federal's policy is to obtain a Phase I environmental site assessment on commercial properties. No assessment is required on residential properties.

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

      Loan Originations, Purchases and Sales. During the past several years, First Federal has been actively originating new fixed-rate and adjustable-rate loans. Adjustable-rate loans originated by First Federal are generally held in First Federal's loan portfolio. First Federal anticipates originating up to $8.0 million of 15-year fixed-rate mortgages to be held in First Federal's loan portfolio. Due to the low percentage of fixed-rate loans in the loan portfolio, management believes that the addition of up to $8.0 million in 15-year fixed-rate loans to the loan portfolio, which it plans for fiscal year 1999, will enhance the first-year income on loans without additional material interest-rate risk to the portfolio. No assurance can be provided, however, that such fixed-rate loans will be added to the portfolio. Loan demand is affected by competition, interest rates, general economic conditions, and the availability of funds for lending. See Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

      Prior to 1992, virtually all conventional residential fixed-rate loans made by First Federal were originated in conjunction with unaffiliated mortgage companies. First Federal originated such loans pursuant to a commitment from a mortgage company to fund the loan or to purchase the loan after it was funded by First Federal. First Federal received a fee, typically 1.50% of the principal amount of the loan. First Federal originated fixed-rate loans in conjunction with mortgage companies because the volume of such loans was not sufficient for First Federal to sell them profitably directly in the secondary market. In 1993, the volume of fixed-rate mortgage loans originated by First Federal increased to such a level that First Federal commenced originating such loans directly and selling them in the secondary market. First Federal retains servicing on loans sold in such manner, from which it derives servicing income. The risk of loss associated with the sale of fixed-rate loans increases as a result of the absence of a commitment for the purchase of a loan at the time a loan is originated. First Federal sells loans on a per loan basis in an attempt to minimize risk. In 1998, First Federal began to retain for its portfolio a portion of the 15-year fixed-rate mortgages originated. For fiscal year 1998, $10 million of 15-year fixed-rate loans were retained for the portfolio.

      Prior to 1986, First Federal purchased whole loans and participation interests in loans secured by real estate outside First Federal's primary market area. At September 30, 1998, First Federal's loan portfolio included participation interests in loans having an aggregate book value of $448,000, of which $86,000 were classified assets and nonperforming assets at such date. See "Delinquent Loans, Nonaccruing Loans and Classified Assets."

      The following table presents First Federal's mortgage loan origination, purchase and sale activity for the periods indicated:


                                               Year ended September 30,
                                            -------------------------------
                                             1998        1997        1996
                                             ----        ----        ----
                                                (Dollars in thousands)

      Loans originated:
        Adjustable-rate:
        ----------------
        Real estate:
          One-to-four family                $24,608     $27,087     $30,729
          Multifamily                             -       1,022         748
          Nonresidential                      1,015         663         580
        Consumer (4)                         11,784       8,123       9,358
                                            -------------------------------
            Total adjustable-rate loans     $37,407     $36,895     $41,415
                                            -------------------------------

        Fixed rate:
        -----------
        Real estate:
          One-to-four family (1)            $20,917     $ 6,789     $ 7,229
          Multifamily                         1,000           -           -
          Nonresidential                          -         437         130
        Consumer                             25,632      28,993      24,071
                                            -------------------------------
            Total fixed-rate loans          $47,549     $36,219     $31,430
                                            -------------------------------
            Total loans originated          $84,956     $73,114     $72,845
                                            -------------------------------
      Loans sold                             10,336       5,215       6,763
                                            -------------------------------
      Principal repayments (2)               78,629      57,932      54,698
                                            -------------------------------
            Total reductions                 88,965      63,147      61,461
                                            -------------------------------
      Change in other items - net (3)          (395)      3,762      (2,830)
                                            -------------------------------
              Net increase (decrease)       $(4,404)    $13,729     $ 8,554
                                            ===============================

--------------------
<F1>  Includes construction loans.
<F2>  Includes advances drawn, repayments on lines-of-credits and transfers to real estate owned.
<F3>  Consists of loans in process, net deferred origination costs and unamortized discounts and allowance for loan losses.
<F4>  Includes car floorplan loans secured by real estate and cars.


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

      Based on such limits, First Federal was able to lend approximately $2.4 million to any one borrower at September 30, 1998. The largest amount First Federal had outstanding to one borrower was $1.7 million. Such loan was secured by non-residential real estate and was current at September 30, 1998. See "REGULATION - OTS Regulations -- Lending Limits."

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

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                                         At September 30,
                                           ----------------------------------------------------------------------------
                                                    1998                       1997                       1996
                                           ----------------------     ----------------------     ----------------------
                                                      Percent of                 Percent of                 Percent of
                                           Amount     total loans     Amount     total loans     Amount     total loans
                                           ------     -----------     ------     -----------     ------     -----------
                                                                      (Dollars in thousands)

Real estate loans delinquent for:
  30 to 59 days                            $1,177        0.68%        $1,906        1.08%        $1,831        1.10%
  60 to 89 days                               210        0.12            172        0.10            372        0.22
  90 or more days                             541        0.31            399        0.22            337        0.20
                                           ------------------------------------------------------------------------
    Total delinquent real estate loans     $1,928        1.11         $2,477        1.40         $2,540        1.52
                                           ------------------------------------------------------------------------

Consumer loans delinquent for:
  30 to 59 days                               641        0.37            511        0.29            386        0.23
  60 to 89 days                               238        0.14            305        0.17            188        0.11
  90 or more days                             234        0.13            384        0.22            214        0.13
                                           ------------------------------------------------------------------------
    Total delinquent consumer loans         1,113        0.64          1,200        0.68            788        0.47
                                           ------------------------------------------------------------------------
    Total delinquent loans                 $3,041        1.75%        $3,677        2.08%        $3,328        1.99%
                                           ========================================================================


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

      The following table sets forth information with respect to the accrual and nonaccrual status of First Federal's loans which are 90 days or more past due and other nonperforming assets as of the dates indicated:


                                                                September 30,
                                                ---------------------------------------------
                                                1998      1997      1996      1995      1994
                                                ----      ----      ----      ----      ----
                                                            Dollars in thousands)

Loans accounted for on a non-accrual basis:
  Real estate:
    Residential                                 $ 610     $ 368     $ 211     $ 264     $ 415
    Nonresidential                                  0         0         0         0         0
  Consumer                                         17        74       175        96       152
                                                ---------------------------------------------
      Total nonaccrual loans                    $ 627     $ 442     $ 386     $ 360     $ 567
                                                ---------------------------------------------
Accruing loans which are contractually
 past due 90 days or more:
  Real estate:
    Residential                                 $   0     $ 111     $ 126     $ 178     $ 153
    Nonresidential                                  0         0         0         0         0
  Consumer                                          0         0         0         0         0
                                                ---------------------------------------------
      Total accruing loans which are
       90 days past due                         $   0     $ 111     $ 126     $ 178     $ 153
                                                ---------------------------------------------
      Total nonaccrual loans and accruing
       loans which are 90 days past due         $ 627     $  53     $ 512     $ 538     $ 720
                                                =============================================
Percentage of total loans                        0.37%     0.31%     0.31%     0.35%     0.52%
                                                =============================================
Other nonperforming assets - net (1)            $   0     $   0     $   0     $   0     $   0
                                                =============================================

--------------------
<F1>  Consists of REO, property held for future sale and First Federal's investment in a joint venture.


      During the year ended September 30, 1998, $97,668 of interest income would have been recorded on nonaccruing loans had such loans been accruing and $55,369 of interest income on those loans was included in net income for the period. During the periods shown, First Federal had no restructured loan within the meaning of SFAS No. 15.

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

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:


                                              At September 30,
                                        ----------------------------
                                         1998       1997       1996
                                         ----       ----       ----
                                           (Dollars in thousands)

      Classified assets
        Substandard                     $1,846     $1,144     $1,006
        Doubtful                             -          -          -
        Loss                               725        346        414
                                        ----------------------------
            Total classified assets     $2,571     $1,490     $1,420
                                        ============================


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

      First Federal sets up a specific reserve for the entire balance of repossessed cars at the time of repossession. That reserve is reversed at the time of the sale of the car and the loss from the sale is recorded as a charge-off.


                                                                Year ended September 30,
                                                   --------------------------------------------------
                                                    1998       1997       1996       1995       1994
                                                    ----       ----       ----       ----       ----
                                                                 (Dollars in thousands)

      Balance at beginning of period               $1,816     $1,611     $1,499     $1,021     $  821
      Charge-offs
        Mortgage loans                                  -          -          -         (1)        (7)
        Consumer loans                               (455)       (28)       (28)       (30)       (89)
                                                   --------------------------------------------------
            Total charge-offs                        (455)       (28)       (28)       (31)       (96)
                                                   --------------------------------------------------
      Recoveries
        Mortgage loans                                  -          -          -        438          1
        Consumer loans                                  -         11          9         11        104
                                                   --------------------------------------------------
            Total recoveries                            -         11          9        449        105
                                                   --------------------------------------------------
            Net (charge-offs) recoveries             (455)       (17)       (19)       418          9
                                                   --------------------------------------------------
      Provision for loss                              681        222        131         60        191
                                                   --------------------------------------------------
      Balance at end of period                     $2,042     $1,816     $1,611     $1,499     $1,021
                                                   ==================================================
      Ratio of net (charge-offs) recoveries to
       average loans outstanding                    (0.26)%    (0.01)%    (0.01)%     0.28%      0.01%
                                                   ==================================================


      First Federal classified no loans meeting the definition of impaired during the years ended September 30, 1998 and 1997.

      The following table sets forth an analysis of First Federal's allowance for loan losses allocated by type of loan:


                                                                 At September 30,
                 ----------------------------------------------------------------------------------------------------------------
                         1998                   1997                   1996                   1995                   1994
                 --------------------   --------------------   --------------------   --------------------   --------------------
                          Percent of             Percent of             Percent of             Percent of             Percent of
                           loans in               loans in               loans in               loans in               loans in
                          category to            category to            category to            category to            category to
                 Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans   Amount   Total loans
                 ------   -----------   ------   -----------   ------   -----------   ------   -----------   ------   -----------
                                                              (Dollars in thousands)

Mortgage loans   $  600      69.73%     $  548      70.79%     $  521      74.05%     $  566      74.85%     $  518      77.18%
Consumer loans    1,073      29.18         797      28.00         623      24.95         483      24.16         421      22.37
Commercial
 loans               19       1.09          21       1.21          17       1.00          15       0.99           0        .45
Unallocated         350          -         450          -         450          -         435          -          82          -
                 -------------------------------------------------------------------------------------------------------------
      Total      $2,042     100.00%     $1,816     100.00%     $1,611     100.00%     $1,499     100.00%     $1,021     100.00%
                 =============================================================================================================


      The allocation of the allowance does not restrict the ability of First Federal to utilize such allocated amounts for other types of loans.

      The amount of the unallocated portion of First Federal's loan loss allowance is based on its historical five-year average loss experience for various types of mortgage and consumer loans which are not classified assets, the level of classified assets, general economic conditions and other variables. Unallocated reserves for assets classified "substandard" are established at 15%. For assets for which a specific reserve has been established for the portion of the asset classified "loss," general valuation allowances are typically not established for the balance of the asset classified "substandard." At September 30, 1998, First Federal had no assets classified "doubtful." First Federal's loan loss allowance at September 30, 1998, was considered by management to be adequate. See
Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995" attached hereto, which is incorporated herein by reference.

Investment Activities

      OTS regulations require that First Federal maintain a minimum amount of liquid assets, which may be invested in United States Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. First Federal is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. In recent periods, First Federal has maintained liquid assets in an amount between 5% and 15% of total assets.

      The following table sets forth an analysis of First Federal's investment portfolio at the dates indicated:


                                                                          At September 30,
                                                ---------------------------------------------------------------------
                                                        1998                    1997                    1996
                                                ---------------------   ---------------------   ---------------------
                                                 Book      Percent of    Book      Percent of    Book      Percent of
                                                 value       total       value       total       value       total
                                                 -----     ----------    -----     ----------    -----     ----------
                                                                       (Dollars in thousands)

      Investment securities:
        U.S. Government securities and
         agency obligations                     $11,907      89.20%      $7,296      81.60%      $4,321      69.59%
        Obligations of State and
         political subdivisions                     185       1.39          207       2.32          227       3.66
                                                ------------------------------------------------------------------
            Total investment securities          12,092      90.59        7,503      83.92        4,548      73.25
                                                ------------------------------------------------------------------
      Mortgage-backed securities                  1,256       9.41        1,438      16.08        1,661      26.75
                                                ------------------------------------------------------------------
            Total investment securities and
             mortgage-backed securities         $13,348     100.00%      $8,941     100.00%      $6,209     100.00%
                                                ==================================================================
      Average remaining life of
       investment securities and
       mortgage-backed securities                    .95 years               2.92 years              3.83 years
      Adjusted weighted average
       maturity of investment securities            1.7 months               3.7 months              1.7 months


      The composition and maturities of First Federal's investment securities and mortgage-backed securities are indicated in the following table:


                                                                       At September 30, 1998
                                           -----------------------------------------------------------------------------
                                           Less than      1 to 5      5 to 10        Over          Total investment
                                             1 year       years        years       10 years           securities
                                           ---------    ----------   ----------   ----------   -------------------------
                                           Book value   Book value   Book value   Book value   Book value   Market value
                                           ---------    ----------   ----------   ----------   ----------   ------------
                                                                                (Dollars in thousands)

      U.S. Government securities
       and agency obligations               $11,907      $     -      $     -      $     -      $11,907       $11,920
      Obligation of States and
       political subdivisions                     -            -          185            -          185           185
      Mortgage-backed securities                  -            -          118        1,138        1,256         1,252
                                            -------------------------------------------------------------------------
      Total  investment securities and
       mortgage-backed securities           $11,907      $     -      $   303      $1,138       $13,348       $13,357
                                            =========================================================================
      Weighted average yield                   5.68%           -         7.38%       7.30%         5.86%            -


Note: Yields on tax-exempt securities are adjusted on a tax-equivalent basis.

Deposits and Borrowings

      General. Deposits have traditionally been the primary source of First Federal's funds for use in lending and other investment activities. In addition to deposits, First Federal derives funds from borrowings from the FHLB, interest payments and principal repayments on loans and other earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. Borrowings from the FHLB of Cincinnati have been used to compensate for reductions in the availability of funds from other sources.

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

      First Federal's deposits were represented by the various types of savings programs described in the following table, at the dates indicated:


                                                                           At September 30,
                                            ------------------------------------------------------------------------------
                                                      1998                       1997                       1996
                                            ------------------------    -----------------------    -----------------------
                                                        Percent of                 Percent of                 Percent of
                                             Amount   total deposits    Amount   total deposits    Amount   total deposits
                                             ------   --------------    ------   --------------    ------   --------------
                                                                        (Dollars in thousands)

NOW accounts:
  Noninterest bearing                       $  4,446         4%        $  4,214         3%        $  3,978         3%
  Money market                                28,872        19           24,299        19           22,307        17
Passbook and statement savings accounts       25,668        17           25,747        20           28,330        22
                                            ------------------------------------------------------------------------
      Total transaction accounts              58,986        40           54,260        42           54,615        42
                                            ------------------------------------------------------------------------

Certificates of deposit:
  Negotiated-rate certificates                 6,070         4            4,587         4            5,466         4
  Money-market certificates:
    3 to 6 months                             12,462         8            5,873         5            7,141         5
    12 to 23 months                           44,656        30           28,104        23            8,793         7
    2 to 2-1/2 years                           6,741         5            7,882         6            9,078         7
    3 to 3-1/2 years                          12,736         9           20,382        16           38,766        30
    4 to 4-1/2 years                             184         -              204         -              210         -
    5 years and greater                        5,458         4            4,968         4            5,633         5
                                            ------------------------------------------------------------------------
      Total certificates of deposit           88,307        60           72,000        58           75,087        58
Christmas club and other
 noninterest-bearing accounts                    396         -              375         -              370         -
                                            ------------------------------------------------------------------------
      Total deposits                        $147,689       100%        $126,635       100%        $130,072       100%
                                            ========================================================================


      The following table presents the amount and remaining maturities of time deposits at September 30, 1998:


                                                          Amount Due
                                --------------------------------------------------------------
                                 Up to      Over one year    Over 3 years     Over
              Rate              one year     to 3 years       to 5 years     5 years     Total
      ---------------------     --------    -------------    ------------    -------     -----
                                                    (Dollars in thousands)

      Total amount maturing     $51,414        $35,320          $1,500        $73       $88,307
      Weighted average rate        5.52%          5.82%           6.20%        6.12%       5.65%


      The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1998, and September 30, 1997:


               Maturity              At September 30, 1998    At September 30, 1997
      --------------------------     ---------------------    ---------------------
                                                 (Dollars in thousands)

      Three months or less                  $ 2,104                  $ 3,892
      Over 3 months to 6 months               2,688                    1,835
      Over 6 months to 12 months              6,508                    3,503
      Over twelve months                      5,154                    2,891
                                            -------                  -------
      Total                                 $16,454                  $12,121
                                            =======                  =======


      The following table presents First Federal's deposit account balance activity for the periods indicated:


                                                          Year ended September 30
                                                   -------------------------------------
                                                     1998          1997          1996
                                                     ----          ----          ----
                                                          (Dollars in thousands)

      Beginning balance                            $ 126,635     $ 130,072     $ 129,267
      Deposits                                       480,298       382,506       321,320
      Withdrawals                                   (463,413)     (389,873)     (324,469)
      Interest credited                                4,169         3,930         3,954
                                                   -------------------------------------
      Ending balance                               $ 147,689     $ 126,635     $ 130,072
                                                   =====================================
            Net increase (decrease) in deposits    $  21,054     $  (3,437)    $     805
                                                   -------------------------------------
      Percent increase (decrease) in deposits          16.63%        (2.64)%         .62%


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

      The following table presents the maximum amount of First Federal's FHLB advances outstanding at September 30, 1998, 1997 and 1996, and the average aggregate balances of FHLB advances outstanding during the years ended September 30, 1998, 1997 and 1996:


                                                             At or for the
                                                        year ended September 30
                                                    -------------------------------
                                                     1998        1997        1996
                                                     ----        ----        ----
                                                        (Dollars in thousands)

      Maximum amount of FHLB advances
      outstanding during period                     $65,460     $59,805     $37,970

      Average amount of FHLB advances
      outstanding during period                     $56,400     $50,260     $30,334

      Amount of FHLB advances outstanding at
      end of period                                 $47,996     $59,805     $37,970

      Weighted average interest cost of FHLB
      advances during period based on month-end
      balances                                         6.23%       5.75%       5.55%


      First Federal had no variable-rate advances with original maturities of less than 90 days at September 30, 1998. Fixed-rate long-term advances with a 6.35% weighted average rate consisted of the following by scheduled maturity:


                                             As of September 30, 1998
                                             ------------------------
                                                           Weighted
                                             Amount      Average Rate
                                             ------      ------------

      One year or less                       $12,000        6.17%
      More than one year through 3 years     $18,000        6.17%
      More than 3 years through 5 years      $ 7,000        6.56%
      More than 5 years through 10 years     $10,996        6.71%



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


                                                                            Year ended September 30,
                                                                            ------------------------
                                                                            1998      1997      1996
                                                                            ----      ----      ----

Weighted average yield on loan portfolio                                    8.55%     8.59%     8.58%
Weighted average yield on mortgage-backed securities                        7.50      7.35      5.92
Weighted average yield on investments                                       5.43      5.67      5.62
Weighted average yield on all interest-earning assets                       8.35      8.44      8.43

Weighted average rate paid on deposits                                      4.27      4.16      4.26
Weighted average rate paid on FHLB advances                                 6.23      5.75      5.55
Weighted average rate paid on all interest-bearing liabilities              4.86      4.62      4.51

Interest rate spread (spread between weighted average rate on all interest-
 earning assets and all interest-bearing liabilities)                       3.49      3.82      3.92
Net interest yield (net interest income as a percentage of average interest-
 earning assets)                                                            3.52      3.87      4.04


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


                                                                       Year ended September 30,
                                      -------------------------------------------------------------------------------------------
                                                  1998                           1997                           1996
                                      -----------------------------  -----------------------------  -----------------------------
                                        Average    Interest            Average    Interest            Average    Interest
                                      outstanding  earned/   Yield/  outstanding  earned/   Yield/  outstanding  earned/   Yield/
                                        balance      paid     rate     balance      paid     rate     balance      paid     rate
                                      -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
                                                                        (Dollars in thousands)

Interest-earning assets:
  Loans receivable-net (1)             $175,846    $15,041   8.55%    $166,185    $14,274   8.59%    $153,277    $13,153   8.58%
  Mortgage-backed securities              1,346        101   7.50        1,538        113   7.35        1,773        105   5.92
  Interest-bearing deposits in
   FHLB                                   3,903        202   5.17        3,047        163   5.35        2,385        121   5.07
  Investment securities                   7,958        442   5.57        5,196        304   5.85        4,248        252   5.93
                                       -------------------            -------------------            -------------------
    Total interest-earning assets      $189,053    $15,786   8.35     $175,966    $14,854   8.44     $161,683    $13,631   8.43
                                       ===================            ===================            ===================

Interest-bearing liabilities:
  Certificates of deposit              $ 78,349    $ 4,374   5.58     $ 72,942    $ 3,968   5.44     $ 76,379    $ 4,223   5.53
  Passbook accounts                      25,769        564   2.19       27,461        670   2.44       28,721        706   2.46
  NOW accounts                           27,519        685   2.49       23,316        504   2.16       21,857        485   2.22
  FHLB advances                          56,400      3,516   6.23       50,260      2,888   5.75       30,334      1,685   5.55
                                       -------------------            -------------------            -------------------
    Total interest-bearing
     liabilities                       $188,037    $ 9,139   4.86     $173,979    $ 8,030   4.62     $157,291    $ 7,099   4.51
                                       ===================            ===================            ===================
Net interest income; interest
 rate spread                                       $ 6,647   3.49                 $ 6,824   3.82                 $ 6,532   3.92
                                                   =======                        =======                        =======
Net interest yield (2)                                       3.52                           3.87                           4.04
Average interest-earning
 assets to average interest-
 bearing  liabilities                    100.54%                        102.62%                        102.79%

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

      Presented below, as of September 30, 1998, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.

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


                                      September 30, 1998
                                     --------------------
          Change in Interest Rate    $ Change    % Change
              (Basis Points)          In NPV      in NPV
          -----------------------    --------    --------
                      (Dollars in thousands)

                   +400              $ 3,637       22%
                   +300              $ 3,515       22%
                   +200              $ 2,838       17%
                   +100              $ 1,485        9%
                      0                    0        0
                   -100              $(1,368)      (8)%
                   -200              $(2,434)     (15)%
                   -300              $(3,010)     (18)%
                   -400              $(3,348)     (21)%


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

      The following table sets forth the average outstanding balances of First Federal's noninterest-earning assets and liabilities for the periods indicated:


                                                  Year ended September 30,
                                                ---------------------------
                                                 1998       1997       1996
                                                 ----       ----       ----
                                                       (In thousands)

Noninterest-earning assets:
  REO                                           $    20    $    16    $   16
  Fixed assets                                    7,286      7,114     5,355
  Other assets                                    4,398      3,474     2,533
                                                ----------------------------
      Total noninterest-earning assets          $11,704    $10,604    $7,904
                                                ============================

Noninterest-bearing liabilities:
  Noninterest-bearing NOW accounts              $ 5,433    $ 4,357    $3,945
  Other liabilities                               1,059      2,269     2,561
                                                ----------------------------
      Total noninterest-bearing liabilities     $ 6,492    $ 6,626    $6,506
                                                ============================


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


                                                                     Year ended September 30,
                                    ------------------------------------------------------------------------------------------
                                           1998 vs. 1997                  1997 vs. 1996                  1996 vs. 1995
                                    ----------------------------   ----------------------------   ----------------------------
                                    Increase (Decrease)            Increase (Decrease)            Increase (Decrease)
                                          due to                         due to                         due to
                                     Volume      Rate     Total     Volume      Rate     Total     Volume      Rate     Total
                                     ------      ----     -----     ------      ----     -----     ------      ----     -----
                                                                         (In thousands)

Interest income attributable to:
  Loans receivable                   $  834     $ (67)    $  767    $1,106     $  15     $1,121     $479       $928     $1,407
  Mortgage-backed securities            (14)        2        (12)      (10)       18          8      (12)       (17)       (29)
  Investment securities                 196       (19)       177        91         3         94       34         14         48
                                     -----------------------------------------------------------------------------------------
  Total interest income              $1,016     $ (84)    $  932    $1,187     $  36     $1,223     $501       $925     $1,426
                                     =========================================================================================
Interest expense attributable to:
  Deposits                           $  113     $ 368     $  481    $ (142)    $(130)    $ (272)    $181       $457     $  638
  FHLB advances                         373       255        628     1,140        63      1,203       62        (53)         9
                                     -----------------------------------------------------------------------------------------
  Total interest expense             $  486     $ 623     $1,109    $  998     $ (67)    $  931     $243       $404     $  647
                                     =========================================================================================
Increase (decrease) in net
 interest income                     $  530     $(707)    $ (177)   $   89     $ 103     $  292     $258       $521     $  779
                                     =========================================================================================


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

      There is only one other thrift institution which has its principal offices in Muskingum County, Ohio, but several other savings associations and commercial banks have offices in First Federal's primary market area.
Of the seven banks and thrifts which have offices in Muskingum County, First Federal ranks approximately fourth in deposit share with 12.63% of the savings market as of June 30, 1997, and ranks second in residential real estate originations for purchase of residential property with 13.32% of the mortgage loan originations for the first eight months of the 1998 calendar year.

      The number and size of financial institutions competing with First Federal is also likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate branching by federal savings associations and national banks. Such increased competition may have an adverse effect upon First Federal.

Personnel

      As of September 30, 1998, First Federal had 76 full-time employees and 8 part-time employees. First Federal believes that relations with its employees are excellent. First Federal offers health and life insurance benefits. None of the employees of First Federal are represented by a collective bargaining unit.

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

      After the initial three-year moratorium, such a business combination may not occur unless (1) an exception specifically enumerated in the statute is applicable to the combination, (2) the combination is approved, at a meeting held for such purpose, by the affirmative vote of the holders of the issuing public corporation entitling them to exercise at least two-thirds of the voting power of the issuing public corporation in the election of directors of such different proportion as the articles may provide, provided the combination is also approved by the affirmative vote of the holders of at least a majority of the disinterested shares, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

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

      Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 1998:


                                          At September 30, 1998
                                          ---------------------
                                                      Percent
                                          Amount      of assets
                                          -----       ---------
                                          (Dollars in thousands)

       Tangible capital                   $14,717       6.87%
       Tangible capital requirement         3,211       1.50
                                          ------------------
         Excess                           $11,506       5.37%
                                          ==================
       Core capital                       $14,717       6.87%
       Core capital requirement             6,422       3.00
                                          ------------------
         Excess                           $ 8,295       3.87%
                                          ==================
       Total capital                      $16,147      11.86%
       Risk-based capital requirement      10,890       8.00
                                          ------------------
         Excess                           $ 5,257       3.86%
                                          ==================


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

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. Certain regulatory actions are mandated or recommended for savings associations that are deemed to be well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, after notice and an opportunity for hearing, if the association is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice, including a less than satisfactory examination rating on matters other than capital. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at September 30, 1998, meets the standards for the highest category, a "well-capitalized" association.

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

      Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). QTIs are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL Test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Under legislation effective in 1996, QTIs were expanded to include credit card and educational loans without restriction, and the QTL Test could be met by qualifying as a "domestic building and loan" under the Internal Revenue Code of 1986, as amended (the "Code"). Under this test, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 1998, First Federal met the QTL Test.

      Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are
not subject to this limit.   In applying this limit, the regulations require
that loans to certain related borrowers be aggregated. At September 30, 1998, First Federal was in compliance with this lending limit. See "Lending Activities -- Loan Originations, Purchases and Sales."

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to limits on loans to one borrower, and the total of all such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's total capital (or 200% of total capital for a qualifying institution with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. First Federal was in compliance with such restrictions at September 30, 1998.

      Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Bancorp is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. First Federal was in compliance with these requirements and restrictions at September 30, 1998.

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

      Bancorp is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1998, First Federal met the QTL Test.

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

      The recapitalization plan also provides that the cost of prior thrift failures will be shared by both the SAIF and the BIF, which has increased BIF assessments for healthy banks to $.013 per $100 of deposits in 1998. SAIF assessments for healthy savings associations in 1998 are $.064 per $100 in deposits and may never be reduced below the level set for healthy BIF institutions.

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

FRB Regulations

      Reserve Requirements. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. Effective December 1, 1998, such regulations generally require that reserves of 3% be maintained against deposits in transaction accounts up to $46.5 million (subject to an exemption of up to $4.9 million), and that an initial reserve of 10% be maintained against that portion of total net transaction accounts in excess of $46.5 million. These percentages are subject to adjustment by the FRB. At September 30, 1998, First Federal was in compliance with the reserve requirements then in effect and also in compliance with the new requirements.

Federal Home Loan Banks

      The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Federally chartered savings associations are required to be members of a FHLB. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $3,041,900 at September 30, 1998.

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

      First Federal's average gross receipts for the three tax years ending on September 30, 1998 exceeds $7.5 million, and, as a result, First Federal does not qualify as a small corporation exempt from the alternative minimum tax.

      Prior to the enactment of the Small Business Jobs Protection Act (the "Small Business Act"), which was signed into law on August 21, 1996, certain thrift institutions, including First Federal, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994 and 1993, First Federal used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

      The Small Business Act eliminated the percentage of taxable income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge-off method. First Federal is treated as a small bank.

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

      The tax returns of First Federal have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of First Federal.

      The balance of the "pre-1988 reserves" is subject to the provisions of
Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The "pre-1988 reserves" may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a
thrift institution to a shareholder is treated as made:   first, out of the
institution's post-1951 accumulated earnings and profits; second, out of the "pre-1988 reserves"; and, third, out of such other accounts as may be proper. To the extent a distribution by First Federal to Bancorp is deemed paid out of its "pre-1988 reserves" under these rules, the "pre-1988 reserves" would be reduced and First Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the "pre-1988 reserves." As of September 30, 1998, First Federal's "pre-1988 reserves" for tax purposes totaled approximately $1.6 million. First Federal believes it has approximately $8.3 million of accumulated earnings and profits for tax purposes as of September 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether First Federal will have current or accumulated earnings and profits in subsequent years.

      The federal income tax provision decreased by $313,000 from fiscal 1997 to fiscal 1998. The effective tax rate for fiscal 1998 was 33.1% compared to 33% for fiscal year 1997.

Ohio Taxation

      Bancorp is subject to the Ohio corporation franchise tax, which, as applied to Bancorp, is a tax measured by both net income and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) .582% times taxable net worth. For tax years beginning after December 31, 1998, the tax rate is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth. However, holding companies such as Bancorp will be exempt from the Ohio net worth tax for years beginning after December 31, 1998 if certain conditions are met. Bancorp anticipates meeting these conditions, thus exempting it from the Ohio net worth tax in 1999 and subsequent years.

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

Item 2.  Description of Property.

      The following table sets forth certain information at September 30, 1998, regarding the properties on which the main office and each branch office of First Federal is located and other office properties owned by First Federal:


Location                         Owned or leased    Date acquired    Square footage    Net book value (1)
--------                         ---------------    -------------    --------------    ------------------

Main Office:
Fifth and Market Streets
Zanesville, Ohio  43701               Owned             1961             23,600            $4,721,597

Branch Offices:
990 Military Road
Zanesville, Ohio  43701               Owned             1975              5,000               398,652

2810 Maysville Pike
South Zanesville, Ohio  43701         Owned             1994              2,050               447,861

55 East Main Street
Roseville, Ohio  43777                Owned             1990              2,394               112,387

639 Main Street
Coshocton, Ohio  43812                Owned             1982              4,310               112,215

132 Main Street
Newcomerstown, Ohio  43832            Owned             1984              2,128                 4,698

Other Offices:
FHA-VA Lending Office
995 Beverly Avenue
Zanesville, Ohio  43701               Owned             1975              1,000                 4,500

Other Properties:
1003 Beverly Avenue
Zanesville, Ohio  43701               Owned             1994              1,284                60,125

--------------------
<F1>  Net book value amounts are for land, buildings and improvements.


      First Federal also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of First Federal's investment in office premises and equipment totaled $7.3 million at September 30, 1998. First Federal believes such properties are adequately insured. See Notes to Consolidated Financial Statements for additional information.

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

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      Price information with respect to Bancorp's common shares is listed on The Nasdaq SmallCap Market ("Nasdaq") under the symbol of FFBZ. The following table sets forth the range of high and low bid information for the common shares of Bancorp, as quoted by Nasdaq, together with the dividends declared per common share for each quarter during the fiscal year ended September 30, 1998.


                                  09/98     06/98     03/98     12/97     09/97     06/97     03/97     12/96
                                  -----     -----     -----     -----     -----     -----     -----     -----

      Dividend Declared           $0.035    $0.035    $0.035    $0.035    $0.030    $0.030    $0.030    $0.030
      High Bid During Quarter     14.500    13.625    12.875    10.750    10.125     9.500     9.250     8.250
      Low Bid During Quarter       9.750    11.875    10.125    9.375      8.500     8.500     8.000     6.625
      Last Bid Of Quarter         11.250    13.625    12.875    10.5625    9.375     9.125     9.250     8.000


      On each of November 6, 1996 and June 3, 1998, the Board of Directors declared a stock dividend in the nature of a 2-for-1 stock split. All earnings and dividends per share disclosures have been restated to reflect these stock dividends. Bancorp had 3,150,532 common shares outstanding and held of record by approximately 517 stockholders as of November 30, 1998. Bancorp's common shares are traded in the over-the-counter market.

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

      Some of the forward-looking statements included herein are the statements regarding the following:

      1.  Management's determination of the amount of loan loss allowance;
      2. Management's belief that deposits will increase slightly during fiscal year 1999;
      3. Management's anticipation that loan demand will increase due to the low interest-rate environment; however, the mortgage loan portfolio is projected to remain stable as the 30-year fixed-rate mortgages originated will be sold in the secondary market;
      4. Management's anticipation that no additional advances from the FHLB will be necessary to fund loan originations;
      5. Management's anticipation that adjustable-rate loans will reprice higher in fiscal year 1999 if interest rates remain relatively stable;
      6. Management's anticipation to add up to $8.0 million in 15-year fixed-rate residential loans to the loan portfolio;
      7.  Legislative changes with respect to the federal thrift charter;
      8. Management's expectation that the amount of its consumer loans will increase; and
      9. Management's expectation that a significant portion of the certificates of deposit at First Federal maturing in fiscal year 1999 will remain on deposit with First Federal.

Selected Consolidated Financial Data

      The following table sets forth certain information concerning the consolidated financial condition and results of operations of First Federal as of and for the periods indicated:


Selected financial information                                     At or for the year ended September 30,
and other data                                            1998         1997         1996         1995         1994
                                                          ----         ----         ----         ----         ----
                                                              (Dollars in thousands except for per share data)

Total amount of:
  Assets                                                $ 213,502    $ 203,703    $ 184,467    $ 171,624    $ 156,305
  Mortgage-backed securities                                1,256        1,438        1,661        1,889        2,063
  Loans receivable - net                                  169,623      174,027      160,298      151,744      138,618
  Federal funds sold and
   other short-term investments                            13,375        1,600        3,175          975          550
  Investment securities and FHLB stock                     15,629       10,545        6,478        6,502        6,233
  Deposits                                                147,689      126,635      130,072      129,267      129,013
  Borrowed funds                                           47,996       59,805       37,970       27,600       14,625
  Stockholders' equity                                     16,500       15,626       13,998       12,745       11,484

Number of:
  Real estate loans outstanding                             2,833        2,972        3,008        2,675        2,655
  Consumer loans outstanding                                6,485        5,994        5,189        4,938        4,735
  Deposit accounts                                         21,085       20,349       20,312       20,750       20,237
  Full service offices                                          6            6            6            6            6


Summary of operations                                     1998         1997         1996         1995         1994
                                                          ----         ----         ----         ----         ----
  Total interest income                                 $  15,786    $  14,854    $  13,630    $  12,205    $  10,052
  Total interest expense                                    9,139        8,031        7,099        6,452        4,575
                                                        -------------------------------------------------------------
  Net interest income                                       6,647        6,823        6,531        5,753        5,477
  Provision for loan losses                                   681          222          131           60          192
                                                        -------------------------------------------------------------
  Net interest income after
   provision for loan losses                                5,966        6,601        6,400        5,693        5,285
  Noninterest income                                        1,238        1,096          871          766          731
  Noninterest expense                                       5,216        4,753        5,092        4,062        4,084
                                                        -------------------------------------------------------------
  Income before federal income tax and
   cumulative effect of a change in accounting
   method                                                   1,988        2,944        2,179        2,397        1,932
  Provision for federal income taxes                          659          971          745          802          573
                                                        -------------------------------------------------------------
  Income before cumulative effect of a
   change in accounting method                              1,329        1,973        1,434        1,595        1,359
  Cumulative effect of change in accounting
   for income taxes                                             -            -            -            -         (360)
                                                        -------------------------------------------------------------
  Net income                                            $   1,329    $   1,973    $   1,434    $   1,595    $     999
                                                        =============================================================

  Basic earnings per share before cumulative effect
   of a change in accounting method                     $     .42    $    . 63    $     .46    $     .51    $     .43
  Change in accounting method                                   -            -            -            -         (.11)
                                                        -------------------------------------------------------------
  Basic earnings per share                              $     .42    $     .63    $     .46    $     .51    $     .32
                                                        =============================================================

  Fully diluted earnings per share before cumulative
   effect of a change in accounting method              $     .38    $     .57    $     .42    $     .48    $    .395
  Change in accounting method                                   -            -            -            -        (.105)
                                                        -------------------------------------------------------------
  Fully diluted earnings per share                      $     .38    $     .57    $     .42    $     .48    $     .29
                                                        =============================================================
  Cash dividend declared per share                      $    0.14    $    0.12    $   0.105    $    0.09    $    0.07
  Weighted average common and
   common equivalent shares (1)
    Basic                                               3,150,532    3,143,452    3,143,452    3,138,232    3,138,232
    Fully diluted                                       3,505,014    3,456,014    3,433,030    3,321,340    3,405,112

--------------------
<F1>  On each of October 26, 1994, November 6, 1996, and June 3, 1998, the
      Board of Directors declared a stock dividend in the nature of a
      2-for-1 stock split.  All earnings and dividends per share disclosures have been restated to reflect these stock dividends.



                                                                 At or for the
                                                           year ended September 30,
                                            -------------------------------------------------------

Key Operating Ratios                         1998        1997        1996        1995        1994
                                             ----        ----        ----        ----        ----

Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and all
 interest-bearing liabilities) at end
 of period                                    3.18%       3.52%       3.71%       3.48%       3.73%
Average interest rate spread                  3.49        3.82        3.92        3.54        3.84
Net interest yield (net interest
 income divided by average interest-
 earning assets)                              3.52        3.87        4.04        3.70        3.99
Return on stockholders' equity (1)            8.23       13.36       10.65       13.14       12.57
Return on stockholders' equity (2)            8.23       13.36       10.65       13.14        9.24
Return on assets (3)                           .64        1.02         .81         .96         .93
Return on assets (4)                           .64        1.02         .81         .96         .68
Average interest-earning assets to
 average interest-bearing liabilities       100.54      102.62      102.79      103.90      104.69
Stockholders' equity to total assets at
 end of period                                7.73        7.67        7.59        7.43        7.35
Average stockholders' equity to average
 total assets                                 7.72        7.61        7.65        7.33        7.51
Dividend payout                              23.98       19.13       25.00       18.75       24.14
Nonperforming assets ratio (total
 nonperforming assets divided by
 total assets) at end of period (5)            .29         .27         .28         .31         .46
General valuation allowance to net
 loans outstanding at end of period           0.84        0.74        0.75        0.76        0.57

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


Financial Condition Data

      Total assets of First Federal increased to $213.5 million at September 30, 1998, from $203.7 million at September 30, 1997. The increase in assets is the result primarily of an increase in securities held to maturity from $7.5 million to $12.1 million, an increase in interest-bearing deposits from $1.6 million to $13.4 million and a decrease in net loans receivable of $4.4 million, or 2.53%, from $174.0 million at September 30, 1997, to $169.6 million at September 30, 1998. The decrease in loans receivable was primarily due to a decrease in residential real estate loans of $5.4 million, a $406,000 decrease in consumer automobile loans, a $766,000 increase in other real estate loans, a $245,000 decrease in commercial loans and a $1.3 million increase in other consumer loans. The decrease in residential loans was due to customers refinancing loans with other institutions. The decrease in consumer auto loans was due to the tightening of underwriting, as consumer delinquencies increased, and more competition from car manufacturers' favorably-priced buyers' programs and lease programs.

      Cash and cash equivalents increased $9.5 million to $18.3 million at September 30, 1998. Investment securities increased $4.5 million to increase the level of securities available for liquidity as assets have continued to increase. See "Liquidity and Capital Resources." Mortgage-backed securities decreased by $181,000, or 12.6%, during the 1998 fiscal year due to principal repayments on the mortgage-backed securities portfolio and the use of such funds for operations and loan originations. Accrued interest receivable and other assets increased $455,000 to $4.9 million at September 30, 1998. FHLB stock increased $492,000, which is included in accrued interest receivable and other assets.

      The allowance for loan losses increased by $226,000 from $1,816,000 at September 30, 1997, to $2,042,000 at September 30, 1998. Management determined to increase the allowance due to increased consumer loan charge-offs. First Federal reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. See Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

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

      Deposits increased by $21.1 million, or 16.63%, from $126.6 million at September 30, 1997, to $147.7 million at September 30, 1998. The increase is primarily due to the increase in certificate of deposit accounts at September 30, 1998. The balance of such deposits increased $16.3 million to $88.3 million at September 30, 1998, from $72.0 million at September 30, 1997. At September 30, 1998, FHLB advances totaled $48.0 million, a decrease of $11.8 million over the $59.8 million of advances outstanding at September 30, 1997. Management believes that deposits will increase slightly during fiscal year 1999 and that it will not be necessary to fund the anticipated steady loan demand with further advances from the FHLB, whose rates are now in line with current market savings rates and their SAIF premiums. No assurance can be provided, however, that deposits will increase slightly and that loan demand will increase. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

      Stockholders' equity was $16.5 million, or 7.73% of total assets, at September 30, 1998, compared to $15.6 million, or 7.67% of total assets, at September 30, 1997. The increase was attributable to $1.3 million in net income for the 1998 fiscal year and $457,000 in dividends declared.

Comparison of the Years Ended
September 30, 1998 and 1997

      First Federal reported net income for the 1998 fiscal year of approximately $1.3 million, compared to $2.0 million in fiscal year 1997. The most significant changes from 1997 to 1998 were the decrease in net interest income of $177,000 and the increase in the provision for loan losses of $458,000 and an increase in noninterest expense of $463,000.

      Net interest income decreased by $177,000 in fiscal year 1998 compared to fiscal year 1997. Interest income increased $932,000 during fiscal year 1998 from $14.8 million during fiscal year 1997. This increase was a result of the highly competitive mortgage loan market in which 1997's first-year rates on adjustable-rate mortgages were set at rates lower than the fully indexed rates and adjusted to higher rates in 1998. Only 9.94%, or $16.9 million, of First Federal's total loan portfolio of $170.0 million consists of fixed-rate residential real estate loans. Due to the low percentage of fixed-rate loans in the loan portfolio, management believes that the addition of up to $8.0 million in 15-year fixed-rate loans to the loan portfolio, which it plans for fiscal year 1999, will enhance the first-year income on loans without additional material interest-rate risk to the portfolio. No assurance can be provided, however, that such fixed-rate loans will be added to the portfolio. Loan originations are affected by loan demand, which in turn is affected by interest rates offered, general economic conditions and the availability of funds for lending activities.
If interest rates remain relatively stable during fiscal year 1999, the adjustable-rate mortgage loan portfolio will reprice at slightly higher rates, as most loans originated during fiscal year 1998 were not initially priced at the fully indexed interest rate. These loans will be repricing upward at their first adjustment in fiscal year 1999 while the balance of the adjustable-rate mortgage loan portfolio will not reprice substantially lower during fiscal year 1999. No assurance can be provided, however, that interest rates will remain stable. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of First Federal. Interest expense for fiscal year 1998 increased $1.1 million from $8.0 million during fiscal year 1997. Included in interest expense for 1998 is approximately $3.5 million of interest on borrowed funds. The increase in interest expense on deposits is the result of increased deposits and higher interest rates on certificates of deposit. It is expected that the amount of interest paid on borrowed funds will decrease during fiscal year 1999 as First Federal relies on savings deposits to fund loan demand.

      First Federal's average interest rate spread decreased from 3.82% in fiscal 1997 to 3.49% in fiscal 1998 as a result of the average rate First Federal is paying on deposits and borrowings increasing more than the average rate First Federal is earning on loans and securities.

      The provision for loan losses was $681,000 in the 1998 fiscal year, an increase of $458,000 from the 1997 fiscal year. Management increased the provision for loan losses as a result of increased losses and delinquencies on consumer loans. In addition, management performed an in-depth review of consumer loans originated during the first half of the year. As a result of that review, additional provisions for consumer loan losses were made because of identified weakness in underwriting and probable losses on the loans reviewed.

      Noninterest income increased for fiscal year 1998 by $142,000 from fiscal 1997. This is a result of the increase in dividends paid on FHLB stock of $64,000, an increase of $91,000 in the gain on loans sold, and a decrease in other income of $26,000.

      Noninterest expenses increased by approximately $545,000 from fiscal 1997 to fiscal 1998. The increase is attributable to a $138,000 increase in data processing costs at the Service Bureau as new services such as imaging and networking were added. To enhance the long-term profitability of the Bank and continue the Bancorp's focus on the creation of value for the Bancorp's shareholders, management retained outside consultants to assist in identifying ways in which Bank processes can be conducted more efficiently and to suggest manners in which the Bank's products can be made more profitable. This investment in long-term profitability increased expenses during the last quarter of the fiscal year by approximately $120,000. In addition, salaries and benefits increased $169,000, mainly due to an increase in staff and an increase in beginning wages and normal pay increases. Occupancy expense increased $57,000 mainly due to increased depreciation and increased property taxes. Other operating expenses increased $213,000.

      The federal income tax provision decreased by $313,000 from fiscal 1997 to fiscal 1998. The effective tax rate for fiscal 1998 was 33.10% compared to 33.0% for fiscal year 1997.

Year 2000 Considerations
------------------------

      As with all financial institutions, First Federal's operations depend almost entirely on computer systems. First Federal is addressing the potential problems associated with the possibility that the computers that control or operate First Federal's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.
The Board of Directors appointed a Year 2000 Committee, which reports to the Board of Directors monthly.

      First Federal has been upgrading its technology as part of a planned performance quality commitment and for maintaining a competitive position. As a result, much of the Bank's internal systems now incorporates technology which has been year 2000 ("Y2K") tested and certified. Beginning in fiscal year 1996, the Bank's capital budget included replacement of all personal computers ("PCs") throughout the Company over a 3-to-4-year period. This will bring most PCs into compliance. First Federal believes that any additional Y2K costs will be immaterial.

      First Federal relies primarily on third-party vendors for its computer output and processing, as well as other significant functions and services, such as securities safekeeping services, securities pricing information and wire transfers. The Year 2000 Committee is working with the vendors to assess their Y2K readiness. Based upon an initial assessment, the Board of Directors believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the third-party vendors are taking the appropriate steps to ensure that critical systems will function properly. The planned modifications and conversions should be completed and tested by June 30, 1999.

      If the modifications and conversions by both third-party vendors and First Federal are not completed on a timely basis or if they fail to function properly, the operations and financial condition of First Federal could be materially adversely affected. First Federal is developing contingency plans for continued operations in the event of system failure.

      In addition to possible expense related to its own systems, First Federal may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Y2K, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. First Federal is assessing such risks among its customers. First Federal could also be materially adversely affected if other third parties, such as governmental agencies, clearinghouses, telephone companies, utilities and other service providers fail to prepare properly. First Federal is therefore attempting to assess these risks and take action to minimize their effect.

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

      First Federal has emphasized the origination of adjustable-rate mortgage loans and consumer loans in order to more closely match the maturities or repricing dates of its interest-earning assets and its interest-bearing liabilities. It has, therefore, sold most of the fixed-rate loans it has originated in the last few years. The origination of adjustable-rate mortgage loans in a low or decreasing interest rate environment, as the economy has been experiencing recently, is more difficult, however, due to the increased consumer demand for fixed-rate mortgage loans. First Federal has, therefore, begun retaining more of its fixed-rate mortgage loans.

      In recent years, First Federal has stressed short-term consumer lending, primarily the origination of automobile loans. In fiscal year 1998, the automobile loans decreased to $35.9 million from $36.3 million in fiscal year 1997. The change is due primarily to the tightening of underwriting, as consumer delinquencies increased, and more competition from car manufacturers' favorably-priced buyers' programs and lease programs. First Federal intends to continue to maintain consumer loans at current levels or increase such amounts, depending upon the demand for such loans. Consumer loans may decrease, however, due to decreased demand or increased competition.

      First Federal's interest rate spread is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time, because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset value to changes in interest rates. The management and Board of Directors of First Federal carefully manage First Federal's exposure to interest rate risk in a manner designed to maintain the projected four-quarter percentage change in net interest income and the projected change in the market value of portfolio equity within the limits established by the Board of Directors assuming a permanent and instantaneous parallel shift in interest rates. The Board has established parameters for the maximum absolute change in net interest income and market value of portfolio equity at +/- 200 basis points at (25)% and (40)%. First Federal's projected change in market value of portfolio is 17% and (15)% at September 30, 1998.

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

      The OTS requires savings associations to maintain a minimum level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which First Federal may rely if necessary to fund deposit withdrawals and other short-term funding needs. First Federal's regulatory liquidity was 14.13% at September 30, 1998. OTS regulations presently require First Federal to maintain an average daily balance of investments in United States Treasury obligations, federal agency obligations and other investments having maturities of five years or less equal to 4% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less.

      During the fiscal year ended September 30, 1998, cash provided by operating activities, mortgage-backed securities repayments, loan repayments and borrowings were used to fund deposit maturities, withdrawals and loan originations.

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

      First Federal anticipates that it will have sufficient funds available in 1998 from loan and mortgage-backed securities repayments, investment security maturities and savings balances to meet expected loan demand. It anticipates it will not be necessary to borrow an additional amount from the FHLB, although such borrowings may occur if loan demand weakens or deposits decrease sufficiently. At September 30, 1998, First Federal had outstanding commitments to originate loans of $1,846,000, unfunded lines-of-credit totaling $5.5 million (a significant portion of which normally remains unfunded) and $53,700 in commitments to sell loans. There were no commitments to purchase loans at such date. Certificates of deposit scheduled to mature in one year or less at September 30, 1998, totaled $51.4 million. Management believes that a significant portion of the amounts maturing during 1999 will remain on deposit with First Federal because they are mostly from within First Federal's primary market area and are not negotiated rate deposits. Deposits may not remain, however, due to changes in the economy, changes in interest rates that may make alternative investments more attractive, or increased competition among financial institutions.

      First Federal's liquidity is a product of its operating, investing and financing activities. These activities for the periods presented are summarized in the following table:


                                                      Years ended September 30,
                                                    ----------------------------

                                                      1998       1997       1996
                                                      ----       ----       ----
                                                      (In thousands)

Net cash provided by operating activities           $ 2,118    $ 1,760    $ 2,001

Net cash used in investing                           (1,364)   (18,982)   (11,270)

Net cash provided by financing activities             8,741     17,897     11,095
                                                    -------    -------    -------
(Decrease) Increase in cash and cash equivalents      9,495        675      1,826

Cash and cash equivalents at beginning of year        8,837      8,162      6,336
                                                    -------    -------    -------

Cash and cash equivalents at end of year            $18,332    $ 8,837    $ 8,162
                                                    =======    =======    =======


      First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 1998.


                                                      Percent
                                        Amount       of assets
                                        ------       ---------
                                        (Dollars in thousands)

      Tangible capital                  $14,717         6.87%
      Tangible capital requirement        3,211         1.50
                                        -------        -----
       Excess                           $11,506         5.37%
                                        =======        =====

      Core capital                      $14,717         6.87%
      Core capital requirement            6,422         3.00
                                        -------        -----
       Excess                           $ 8,295         3.87%
                                        =======        =====

      Total risk-based capital          $16,147        11.86%
      Risk-based capital requirement     10,890         8.00
                                        -------        -----
       Excess                           $ 5,257         3.86%
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

Effect of Accounting Changes

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and loses) in a full set of general-purpose financial statements.
SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

      SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

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

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. The Statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88 or No. 106. This Statement is effective for fiscal years beginning after December 15, 1997. First Federal adopted SFAS No. 132 on October 1, 1998, and required disclosures will be included beginning with the Company's 1999 Annual Report.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. This Statement will not have a material effect on the Company.

Item 7.  Financial Statements.

                         FIRST FEDERAL BANCORP, INC.
                              Zanesville, Ohio

                             September 30, 1998


                                  CONTENTS


REPORT OF INDEPENDENT AUDITORS                                 39

FINANCIAL STATEMENTS

      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION           40

      CONSOLIDATED STATEMENTS OF INCOME                        41

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY          42

      CONSOLIDATED STATEMENTS OF CASH FLOWS                    43

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               45


                       REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
First Federal Bancorp, Inc.
Zanesville, Ohio


We have audited the accompanying consolidated statements of financial condition of First Federal Bancorp, Inc., as of September 30, 1998 and 1997, and related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Bancorp, Inc. as of September 30, 1998 and 1997, and results of its operations and cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.




                                       Crowe, Chizek and Company LLP

Columbus, Ohio
October 30, 1998

____________________________________________________________________________

                         FIRST FEDERAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         September 30, 1998 and 1997

____________________________________________________________________________


                                                                 1998            1997
                                                                 ----            ----

ASSETS
Cash and amounts due from depository institutions            $  4,957,155    $  7,237,127
Overnight deposits                                             13,375,000       1,600,000
                                                             ----------------------------
  Cash and cash equivalents                                    18,332,155       8,837,127
Securities held to maturity (Fair value - $12,105,000
 in 1998 and $7,504,000 in 1997)                               12,092,484       7,503,561
Mortgage-backed securities held to maturity (Fair value -
 $1,252,000 in 1998 and $1,477,000 in 1997)                     1,256,327       1,437,681
Loans receivable, net                                         169,622,791     174,026,629
Premises and equipment, net                                     7,347,715       7,501,696
Accrued interest receivable and other assets                    4,850,905       4,396,375
                                                             ----------------------------

    Total assets                                             $213,502,377    $203,703,069
                                                             ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                   $147,688,662    $126,634,570
  Borrowed funds                                               47,995,988      59,805,000
  Advances from borrowers for taxes and insurance                 295,463         376,276
  Accrued expenses and other liabilities                        1,022,450       1,261,362
                                                             ----------------------------
    Total liabilities                                         197,002,563     188,077,208
                                                             ----------------------------

Commitments and contingencies

Stockholders' equity
  Preferred stock, $100 par value, 1,000,000 shares
   authorized, no shares issued and outstanding
  Common stock, no par value, 4,000,000 shares
   authorized, 3,303,400 shares issued in 1998,
   1,651,700 shares issued in 1997                              3,656,323       3,656,323
  Retained earnings                                            13,334,589      12,461,620
  Treasury shares, 152,868 shares in 1998 and
   76,584 shares in 1997, at cost                                (491,098)       (492,082)
                                                             ----------------------------
    Total stockholders' equity                                 16,499,814      15,625,861
                                                             ----------------------------

    Total liabilities and stockholders' equity               $213,502,377    $203,703,069
                                                             ============================


____________________________________________________________________________

        See accompanying notes to consolidated financial statements.


                         FIRST FEDERAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                Years ended September 30, 1998, 1997 and 1996

____________________________________________________________________________


                                              1998          1997           1996
                                              ----          ----           ----

Interest income
  Interest and fees on loans               $15,040,568    $14,273,365    $13,152,751
  Interest on securities                       543,359        417,158        356,921
  Other interest income                        202,064        163,389        120,957
                                           -----------------------------------------
    Total interest income                   15,785,991     14,853,912     13,630,629
                                           -----------------------------------------

Interest expense
  Interest on deposits                       5,622,884      5,142,179      5,414,339
  Interest on borrowed funds                 3,516,457      2,888,430      1,685,085
                                           -----------------------------------------
    Total interest expense                   9,139,341      8,030,609      7,099,424
                                           -----------------------------------------

Net interest income                          6,646,650      6,823,303      6,531,205

Provision for loan losses                      680,757        222,268        130,823
                                           -----------------------------------------

Net interest income after provision for
 loan losses                                 5,965,893      6,601,035      6,400,382
                                           -----------------------------------------

Noninterest income
  Service charges on deposit accounts          324,836        310,308        316,480
  Gain on sale of loans                        158,540         67,624         47,652
  Dividends on FHLB stock                      241,150        177,456        118,870
  Other operating income                       513,101        540,487        387,923
                                           -----------------------------------------
    Total noninterest income                 1,237,627      1,095,875        870,925
                                           -----------------------------------------

Noninterest expense
  Salaries and employee benefits             2,200,042      2,031,085      1,998,265
  Occupancy and equipment expense              814,220        758,537        508,015
  Deposit insurance expense                    139,818        174,218      1,148,468
  Data processing expense                      466,186        328,213        299,849
  Advertising                                  248,505        267,088        186,986
  Ohio franchise taxes                         215,209        192,511        179,342
  Other operating expenses                   1,132,402      1,000,983        771,657
                                           -----------------------------------------
    Total noninterest expense                5,216,382      4,752,635      5,092,582
                                           -----------------------------------------

Income before income taxes                   1,987,138      2,944,275      2,178,725

Provision for income taxes                     658,594        971,697        744,899
                                           -----------------------------------------

Net income                                 $ 1,328,544    $ 1,972,578    $ 1,433,826
                                           =========================================

Basic earnings per share                   $       .42    $       .63    $       .46
                                           =========================================

Diluted earnings per share                 $       .38    $       .57    $       .42
                                           =========================================


____________________________________________________________________________

        See accompanying notes to consolidated financial statements.


                         FIRST FEDERAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years ended September 30, 1998, 1997 and 1996

____________________________________________________________________________


                                                                    Minimum
                                                                  Additional       Total
                            Common      Retained      Treasury      Pension    Stockholders'
                             Stock      Earnings        Stock      Liability       Equity
                          ------------------------------------------------------------------

Balance,
 October 1, 1995          $3,656,323   $ 9,773,827   $(541,958)   $(143,155)    $12,745,037

Dividends declared,
 $.11 per share                           (329,569)                                (329,569)

Net income for the
 year ended
 September 30, 1996                      1,433,826                                1,433,826

Sale of treasury stock
 from exercise of
 options                                    (1,163)      6,563                        5,400

Change in minimum
 additional pension
 liability                                                          143,155         143,155
                          -----------------------------------------------------------------

Balance,
 September 30, 1996        3,656,323    10,876,921    (535,395)           0      13,997,849

Dividends declared,
 $.12 per share                           (377,416)                                (377,416)

Net income for the
 year ended
 September 30, 1997                      1,972,578                                1,972,578

Sale of treasury stock
 from exercise of
 options                                   (10,463)     43,313                       32,850
                          -----------------------------------------------------------------

Balance,
 September 30, 1997        3,656,323    12,461,620    (492,082)                  15,625,861

Dividends declared,
 $.14 per share                           (456,803)                                (456,803)

Net income for the
 year ended
 September 30, 1998                      1,328,544                                1,328,544

Sale of treasury stock
 from exercise of
 options                                     1,228         984                        2,212
                          -----------------------------------------------------------------

Balance,
 September 30, 1998       $3,656,323   $13,334,589   $(491,098)   $       0     $16,499,814
                          =================================================================


____________________________________________________________________________

        See accompanying notes to consolidated financial statements.


                         FIRST FEDERAL BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years ended September 30, 1998, 1997 and 1996

____________________________________________________________________________


                                                         1998           1997           1996
                                                         ----           ----           ----

Cash flows from operating activities
  Net income                                         $ 1,328,544    $ 1,972,578    $ 1,433,826
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and intangible amortization             537,603        472,846        253,549
    Net amortization (accretion) on securities           (63,061)       (63,517)       (17,356)
    Provision for loan losses                            680,757        222,268        130,823
    Deferred taxes                                       (89,968)       159,930       (244,484)
    Net change in mortgage loans
     originated for sale                                  85,075         (1,726)      (140,501)
    FHLB stock dividend                                 (241,000)      (177,200)      (118,600)
    Changes in other assets and other
     liabilities                                        (119,616)      (825,594)       703,320
                                                     -----------------------------------------
      Net cash provided by operating
       activities                                      2,118,334      1,759,585      2,000,577
                                                     -----------------------------------------

Cash flows from investing activities
  Purchase of FHLB stock                                (251,100)    (1,111,800)      (176,800)
  Purchase of securities                             (12,845,646)    (8,980,101)    (5,455,986)
  Proceeds from maturities of securities               8,319,785      6,265,325      5,792,447
  Principal collected on mortgage-backed
   securities                                            181,353        223,337        228,400
  Loans made to customers, net of principal
   repayments                                          3,196,745    (14,068,321)    (8,543,696)
  Proceeds from sales and payments received
   on real estate owned and repossessed assets           417,991        110,701
  Purchases of premises and equipment                   (383,621)    (1,420,669)    (3,114,164)
                                                     -----------------------------------------
      Net cash used for investing
       activities                                     (1,364,493)   (18,981,528)   (11,269,799)
                                                     -----------------------------------------

Cash flows from financing activities
  Net change in deposit accounts                      21,054,092     (3,437,046)       805,001
  Net change in short-term FHLB advances             (29,809,012)     7,835,000     10,370,000
  Proceeds from long-term FHLB advances               21,000,000     17,000,000      1,000,000
  Repayment of long-term FHLB advances                (3,000,000)    (3,000,000)    (1,000,000)
  Net change in advance payments by
   borrowers for taxes and insurance                     (80,813)      (164,458)       229,049
  Dividends paid                                        (425,292)      (369,264)      (313,823)
  Proceeds from exercise of options                        2,212         32,850          5,400
                                                     -----------------------------------------
      Net cash provided by financing activities        8,741,187     17,897,082     11,095,627
                                                     -----------------------------------------

Net change in cash and cash equivalents                9,495,028        675,139      1,826,405

Cash and cash equivalents at beginning of year         8,837,127      8,161,988      6,335,583
                                                     -----------------------------------------

Cash and cash equivalents at end of year             $18,332,155    $ 8,837,127    $ 8,161,988
                                                     =========================================

Supplemental disclosures of cash flow information
  Cash paid during the year:
    Interest on deposits and borrowings              $ 9,053,106    $ 8,034,416    $ 7,116,809
    Income taxes                                         875,000        850,000      1,015,000

  Noncash transactions:
    Transfer of loan balances to real
     estate owned and repossessed assets             $   441,261    $   108,541


____________________________________________________________________________

        See accompanying notes to consolidated financial statements.


                         FIRST FEDERAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of First Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank of Eastern Ohio (the "Bank"). All significant intercompany accounts and transactions have been eliminated.

Concentration of Credit Risk: The Company grants residential, consumer and commercial loans to customers located primarily in east-central Ohio. These loans account for substantially all of the Company's revenues. Mortgage loans make up approximately 56% of the Company's loan portfolio, 21% is made up of automobile loans, 14% is made up of multi-family, nonresidential and construction mortgage loans and the remaining 9% is made up of other consumer and commercial loans.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Areas involving use of management's estimates and assumptions include allowance for loan losses, realization of deferred tax assets, determination and carrying value of impaired loans, depreciation of premises and equipment, fair value of financial instruments, net accrued pension liability, carrying value of other real estate and loans held for sale recognized in the Company's financial statements. Actual results could differ from those estimates. Estimates subject to possible change in the near term include the allowance for loan losses and fair value of financial instruments.

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

Allowance for Losses on Loans: Because some loans may not be repaid in full, an allowance for loan losses is recorded. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover probable losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

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

Earnings and Dividends per Common Share: Basic and diluted earnings per common share are computed under a new accounting standard effective beginning with the quarter ended December 31, 1997. All prior earnings per common share amounts have been restated to be comparable. Basic earnings per common share is based on the net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options. On June 3, 1998, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend.
All earnings and dividends per share disclosures have been restated to reflect this stock split. The weighted average number of common stock and common stock equivalents during each year ended September 30 was as follows:


                                      1998         1997         1996
                                      ----         ----         ----

     Basic earnings per share      3,150,532    3,143,452    3,143,452
     Diluted earnings per share    3,505,014    3,456,014    3,433,030


Reclassifications: Certain reclassifications have been made to the 1997 and 1996 financial statements to be comparable to the 1998 presentation.


NOTE 2 - SECURITIES

The amortized cost and estimated fair value of securities held to maturity are as follows at September 30:


                                                       1998
                              ------------------------------------------------------
                                                Gross         Gross       Estimated
                               Amortized     Unrealized    Unrealized        Fair
                                  Cost          Gains        Losses         Value
                              ------------------------------------------------------

U.S. Government Treasury
 and agency securities        $11,907,299     $14,310      $ (1,609)     $11,920,000
Other debt securities             185,185                      (185)         185,000
                              ------------------------------------------------------
    Total                      12,092,484      14,310        (1,794)      12,105,000
Mortgage-backed securities      1,256,327      36,864       (41,191)       1,252,000
                              ------------------------------------------------------

                              $13,348,811     $51,174      $(42,985)     $13,357,000
                              ======================================================

                                                       1997
                              ------------------------------------------------------
                                                Gross         Gross       Estimated
                               Amortized     Unrealized    Unrealized        Fair
                                  Cost          Gains        Losses         Value
                              ------------------------------------------------------

U.S. Government Treasury
 and agency securities        $ 7,296,591     $ 3,693      $ (3,284)     $ 7,297,000
Other debt securities             206,970          30                        207,000
                              ------------------------------------------------------
    Total                       7,503,561       3,723        (3,284)       7,504,000
Mortgage-backed securities      1,437,681      39,319                      1,477,000
                              ------------------------------------------------------

                              $ 8,941,242     $43,042      $ (3,284)     $ 8,981,000
                              ======================================================


The amortized cost and estimated fair value of debt securities held to maturity at September 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                    Estimated
                                     Amortized         Fair
                                       Cost           Value
                                    --------------------------

Due in one year or less             $11,907,299    $11,920,000
Due after five through ten years        185,185        185,000
Mortgage-backed securities            1,256,327      1,252,000
                                    --------------------------
                                    $13,348,811    $13,357,000
                                    ==========================


No debt securities were sold for fiscal years ending September 30, 1998, 1997 or 1996.

At September 30, 1998 and 1997, $ 4,125,000 and $ 3,085,000 of securities were pledged to collateralize public funds deposited in the Bank.

NOTE 3 - LOANS RECEIVABLE

The loan portfolio at September 30 consisted of the following:


                                                 1998            1997
                                                 ----            ----

Real estate loans
  One- to four-family residences             $ 96,856,082    $102,723,272
  Multifamily                                   8,734,898       9,691,513
  Nonresidential                               10,620,454       9,799,389
  Construction loans                            4,459,100       3,082,024
                                             ----------------------------
                                              120,670,534     125,296,198
Less
  Undisbursed portion of loans in process       1,485,402       1,373,844
  Net deferred loan origination fees              414,950         474,858
                                             ----------------------------
    Total real estate loans                   118,770,182     123,447,496
                                             ----------------------------

Consumer and other loans
  Automobile                                   35,861,551      36,267,264
  Loans on deposit accounts                       466,721         421,866
  Home equity, education and other             14,092,671      12,869,551
  Commercial loans                              1,891,737       2,136,709
                                             ----------------------------
                                               52,312,680      51,695,390
Net deferred loan origination costs             581,929           699,743
                                             ----------------------------
    Total consumer and other loans             52,894,609      52,395,133
                                             ----------------------------

Total loans                                   171,664,791     175,842,629

Less allowance for loan losses                  2,042,000       1,816,000
                                             ----------------------------

                                             $169,622,791    $174,026,629
                                             ============================

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:


                                   1998          1997          1996
                                   ----          ----          ----

Balance at beginning of year    $1,816,000    $1,611,000    $1,499,444
Provision charged to income        680,757       222,268       130,823
Charge-offs                       (454,996)      (28,649)      (28,017)
Recoveries                             239        11,381         8,750
                                --------------------------------------

Balance at end of year          $2,042,000    $1,816,000    $1,611,000
                                ======================================


Impaired loans are not material at September 30, 1998 and 1997 or during the years then ended.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1998 and 1997 were approximately $21,319,000 and $14,730,000. Mortgage servicing rights at September 30, 1998 and 1997 and activity for capitalized mortgage servicing rights for 1998, 1997 and 1996 are not material.

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


      Balance at September 30, 1997      $ 414,653
      Additions                            910,003
      Repayments                          (336,284)
                                         ---------
      Balance at September 30, 1998      $ 988,372
                                         =========


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following at September 30:


                                                   1998          1997
                                                   ----          ----

Land and improvements                          $   776,939    $  759,449
Office buildings and leasehold improvements      6,513,048     6,516,883
Furniture, fixtures and equipment                2,804,818     2,433,874
                                               -------------------------
    Total                                       10,094,805     9,710,206
Accumulated depreciation                         2,747,090     2,208,510
                                               -------------------------

                                               $ 7,347,715    $7,501,696
                                               =========================


Depreciation expense was $537,089, $462,707 and $247,971 for the years ended September 30, 1998, 1997 and 1996.


NOTE 5 - DEPOSITS

Deposits at September 30 are summarized as follows:


                                                    1998            1997
                                                    ----            ----

Noninterest-bearing checking                    $  4,446,098    $  4,214,234
Christmas club and other noninterest-bearing         396,118         375,242
                                                ----------------------------

    Total noninterest-bearing                      4,842,216       4,589,476
                                                ----------------------------

Money market checking                             28,872,047      24,298,655
Passbook and statement savings                    25,667,771      25,746,917
Negotiated-rate certificates of deposit            6,070,120       4,586,588
Fixed-rate certificates of deposit                82,236,508      67,412,934
                                                ----------------------------

    Total interest-bearing                       142,846,446     122,045,094
                                                ----------------------------

      Total deposits                            $147,688,662    $126,634,570
                                                ============================


The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $16,454,000 and $12,121,000 at September 30,
1998 and 1997. Deposits greater than $100,000 are not insured by the Federal Deposit Insurance Corporation (FDIC).

At September 30, 1998, scheduled maturities of certificates of deposit are as follows for the year ending September 30:


                                   Amount
                                   ------

                  1999          $51,413,511
                  2000           33,429,377
                  2001            1,890,704
                  2002              364,442
                  2003            1,135,900
                  Thereafter         72,694
                                -----------
                                $88,306,628
                                ===========


In conjunction with renovation of the Company's main office, $96,862 of interest expense was capitalized into the cost of construction in progress during the year ended September 30, 1996. Total interest expense for 1996 would have been $7,196,286 if the construction period interest had not been capitalized.


NOTE 6 - BORROWED FUNDS

Borrowed funds consist solely of Federal Home Loan Bank (FHLB) advances. Fixed-rate long-term advances (ranging from 5.77% to 6.90%) consist of the following at September 30, 1998, by scheduled maturity:


                                   Amount
                                   ------

                  1999          $12,000,000
                  2000            7,000,000
                  2001           11,000,000
                  2002            1,000,000
                  2003            6,000,000
                  Thereafter     10,995,988
                                -----------
                                $47,995,988
                                ===========


At September 30, 1997, the Company had $29,805,000 (6.53% interest rate) of variable-rate advances and $30,000,000 (ranging from 5.90% to 6.90%) of fixed-rate advances.

At September 30, 1998, $3,534,000 of FHLB stock and $71,994,000 of one- to four-family residential loans were pledged to collateralize advances from the FHLB. Based on the Company's FHLB stock investment at September 30, 1998, the Company could borrow up to $67,919,000.


NOTE 7 - FEDERAL INCOME TAXES

The provision for federal income taxes for the years ended September 30 consists of the following components:


                                   1998        1997        1996
                                   ----        ----        ----

Current federal income taxes     $748,562    $811,767    $989,383
Deferred federal income tax
 expense (benefit)                (89,968)    159,930    (244,484)
                                 --------------------------------
                                 $658,594    $971,697    $744,899
                                 ================================


The reconciled difference between the financial statement provision and amounts computed by using the statutory rate is as follows for the years ended September 30:


                                  1998                  1997                  1996
                           ------------------   --------------------   ------------------
                            Amount    Percent     Amount     Percent    Amount    Percent
                           --------------------------------------------------------------
Income tax computed
 at the statutory rate     $675,627    34.0%    $1,001,054    34.0%    $740,767    34.0%
Tax effect of
 miscellaneous items        (17,033)   (1.1)       (29,357)   (1.2)       4,132      .2
                           ------------------------------------------------------------
                           $658,594    32.9%    $  971,697    32.8%    $744,899    34.2%
                           ============================================================


The following are sources of gross deferred tax assets and liabilities as of September 30:


                                                        1998         1997         1996
                                                        ----         ----         ----
Items giving rise to deferred tax assets:
  Allowance for loan losses in excess of tax
   reserve                                           $ 339,182    $ 262,342    $ 174,256
  Pension expense                                       16,620       17,462       17,516
  Accrued vacation and sick pay                         34,986       34,986       33,320
  Gain on sale of real estate owned                                  16,954       18,614
  Savings Association Insurance Fund
   capitalization assessment                                                     272,030
  Other                                                 15,856       22,341       24,066
                                                     -----------------------------------
    Gross deferred tax asset                           406,644      354,085      539,802
                                                     -----------------------------------

Items giving rise to deferred tax liabilities:
  Deferred loan fees                                                (95,903)    (192,727)
  FHLB stock dividends                                (408,891)    (326,951)    (266,703)
  Depreciation                                        (201,449)    (221,360)    (190,844)
  Amortization of certificate of deposit premium       (11,826)     (14,078)     (16,331)
  Other                                                   (182)      (1,465)     (18,939)
                                                     -----------------------------------
    Gross deferred tax liability                      (622,348)    (659,757)    (685,544)
                                                     -----------------------------------

Net deferred tax liability                           $(215,704)   $(305,672)   $(145,742)
                                                     ===================================


In August 1996, legislation was enacted repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Bank must recapture that portion of the reserve exceeding the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. Legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At September 30, 1998, the Bank had approximately $1,044,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established. In fiscal 1998, no bad debt reserves were recaptured as the Bank met the residential lending requirements.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company can be a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of those instruments. The Company follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. As of September 30, 1998, the Company had commitments to make loans and unfunded lines of credit (at market rates) of approximately $7,296,000, excluding loans in process. $6,158,000 were variable-rate and $1,138,000 were fixed-rate commitments. The fixed-rate commitments had interest rates ranging from 6.75% to 8.50%. The Company also had commitments to sell $54,000 of fixed-rate mortgage loans at September 30, 1998.

At September 30, 1998 and 1997, the Company was required to have $796,000 and $786,000 on deposit with the Federal Reserve Bank or as cash on hand. These reserves do not earn interest.


NOTE 9 - RESTRICTIONS ON RETAINED EARNINGS AND CAPITAL REQUIREMENTS

Retained earnings at September 30, 1998 and 1997 include approximately $1,615,000 for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments from carryback of net operating losses would create income for tax purposes only, which would be subject to current tax. The unrecorded deferred tax liability on the above amount at September 30, 1998 and 1997 was approximately $549,000.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.
The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At September 30, 1998 and 1997, management believes the Bank is in compliance with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under Section 38 of the Federal Deposit Insurance Act at September 30, 1998 and 1997. To be well capitalized, the Bank must maintain minimum tangible, core and risk-based capital ratios of 5%, 6% and 10%, respectively. There are no conditions or events since September 30, 1998 that management believes have changed the Bank's capital amounts. The difference between Risk-based and Tangible Capital is the general valuation allowance for loan losses. The Bank's actual capital amounts and ratios for capital adequacy purposes are as follows at September 30:


                                   Tangible          Core         Risk-based
1998                               Capital          Capital         Capital
----------------------------------------------------------------------------

Regulatory capital - computed    $ 14,717,000    $ 14,717,000    $ 16,147,000
Minimum capital requirement         3,211,000       6,422,000      10,890,000
                                 --------------------------------------------

Regulatory capital - excess      $ 11,506,000    $  8,295,000    $  5,257,000
                                 ============================================

Regulatory capital - computed            6.87%           6.87%          11.86%
Minimum capital requirement              1.50            3.00            8.00
                                 --------------------------------------------

Excess                                   5.37%           3.87%           3.86%
                                 ============================================

Regulatory asset base            $214,070,000    $214,070,000    $136,121,000
                                 ============================================


                                   Tangible          Core         Risk-based
1997                               Capital          Capital         Capital
----------------------------------------------------------------------------

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
                                 ============================================



NOTE 10 - DIVIDENDS

By regulation, limitations have been imposed on all capital distributions by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the Office of Thrift Supervision (OTS). For example, a thrift which is given one of the two highest examination ratings and has capital, as defined, equal to its fully phased-in regulatory capital requirements could, after prior notice but without the prior approval of the OTS, make capital distributions in any year that would reduce by one-half the amount of its capital which exceeds its fully phased-in capital requirement, as adjusted to reflect net income to date during the year. Other thrifts would be subject to more stringent procedural and substantive requirements, the most restrictive being prior OTS approval of any capital distribution. At September 30, 1998, these limitations would not restrict the Company from paying normal dividends.


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

                                                   1998        1997        1996
                                                   ----        ----        ----

Service cost - benefits earned during year       $ 72,610    $ 62,396    $107,029
Interest cost on projected benefit obligation      92,639      80,369      78,113
Actual return on plan assets                      (95,081)    (86,240)      8,571
Net amortization and deferral                      53,056      49,964     (10,722)
                                                 --------------------------------
Net pension cost                                 $123,224    $106,489    $182,991
                                                 ================================


The following table sets forth the funded status and amounts recognized in the statements of financial condition at September 30, 1998 and 1997:


                                                               1998          1997
                                                               ----          ----

Actuarial present value of benefit obligation:

    Vested benefit obligation                               $  890,314    $  724,919
                                                            ========================

    Accumulated benefit obligation                          $  915,759    $  744,872
                                                            ========================

  Plan assets at fair value                                 $1,148,857    $  962,230
  Actuarial present value of projected benefit
   obligation for services rendered to date                  1,368,294     1,251,878
                                                            ------------------------
  Unfunded projected benefit obligation                       (219,437)     (289,648)
  Unrecognized net loss                                        270,028       291,410
  Unrecognized transition liability, net of amortization        12,507        13,775
                                                            ------------------------

  Net accrued pension asset                                 $   63,098    $   15,537
                                                            ========================

Assumptions for the plan valuations include:
  Weighted average discount rate                                  6.74%         7.40%
  Annual rate of increase in compensation levels                  4.00          4.00
  Expected long-term rate of return on assets                     5.00          5.00


The unrecognized transition liability is being amortized straight-line as a component of pension cost over a 19-year period.

Plan assets are invested in Bank certificates of deposit and money market funds held by the Bank and in cash surrender value of insurance policies.


NOTE 12 - STOCK OPTION PLANS

The Company has five stock option plans, two Incentive Stock Option Plans for Officers and Key Employees and two Stock Option Plans for Nonemployee Directors, and one Stock Option Plan for Senior Executive Officers and Outside Directors, that were approved by the Board of Directors and were ratified by the Company's shareholders at the annual meetings in February 1993, February 1995 and February 1997. Reserved shares and options granted under the plans at September 30 are as follows, stated to reflect the two-for-one stock split effected in the form of a stock dividend approved by the Board of Directors on June 3, 1998:


                                                                1998       1997
                                                                ----       ----

Shares reserved for issuance to Officers and Key Employees      464,540    416,540

Options granted:    $1.25 per share                             145,760    145,760
                     2.50 per share                               4,000      4,000
                     2.63 per share                               4,000      4,000
                     3.25 per share                              13,200     13,200
                     3.78 per share                             128,000    128,000
                     5.38 per share                               7,600      7,600
                     7.38 per share                               7,100      7,600
                     9.88 per share                               3,900
                     9.97 per share                              16,000
                                                                ------------------
                                                                329,560    310,160
                                                                ------------------
Shares available                                                134,980    106,380
                                                                ==================

Options exercised:  $2.50 per share                                          1,600
                     2.63 per share                                          1,600
                     3.25 per share                                          5,600
                     5.38 per share                                          1,200
                     7.38 per share                                 300
                                                                ------------------
                                                                    300     10,000
                                                                ==================

Shares reserved for issuance to Nonemployee Directors           287,624    227,624

Options granted:    $1.25 per share                              69,920     69,920
                     3.41 per share                              64,000     64,000
                     4.94 per share                              33,480     33,480
                     9.97 per share                              20,000
                                                                ------------------
                                                                187,400    167,400
                                                                ------------------
Shares available                                                100,224     60,224
                                                                ==================


SFAS No. 123, "Accounting for Stock-Based Compensation," encourages the use of a fair value-based method to account for stock-based compensation plans such as the Company's stock option plans. As allowed by SFAS No. 123; however, the Company has elected to continue to follow prior standards in accounting for its stock options. Under these standards, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. If compensation expense is not recorded, pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option pricing model with the following assumptions for 1998, 1997 and 1996 respectively: risk-free interest rates of 6.24%, 5.70% and 6.01%; dividend yields of 1.44%, 2.44% and 3.35%; and a weighted average life of the options of 10 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                      1998          1997            1996
                                      ----          ----            ----

Income as reported                 $1,328,544    $  1,972,578    $1,433,826
Pro forma net income                1,229,000       1,938,000     1,338,000

Earnings per share as reported
  Basic                            $      .42    $        .63    $      .46
  Diluted                                 .38             .57           .42
Pro forma earnings per share
  Basic                                   .39             .61           .43
  Diluted                                 .35             .56           .39


A summary of the Company's stock option activity and related information subject to SFAS No. 123 follows:


                                         1998                 1997                 1996
                                  ------------------   ------------------   ------------------
                                            Average              Average              Average
                                            Exercise             Exercise             Exercise
                                  Options    Price     Options    Price     Options    Price
                                  ------------------------------------------------------------
Outstanding beginning
 of year                           47,480    $5.01      42,280    $5.03
Granted                            40,100     9.96       9,200     7.38      44,280    $5.05
Exercised                            (300)    7.38      (1,200)    5.38
Forfeited                            (700)    8.09      (2,800)    6.52      (2,000)    5.38
                                   ------               ------               ------
Outstanding end of year            86,580     7.48      47,480     5.39     (42,280)    5.03
Exercisable end of year            82,680     7.37      39,880     5.01      16,000     4.94
Weighted average fair value
 of options granted during year               3.63                 3.40                 3.80



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


                                           1998                            1997
                               ----------------------------    ----------------------------
                                 Carrying       Estimated        Carrying       Estimated
                                 Amounts        Fair Value       Amounts        Fair Value
                               ------------------------------------------------------------

Financial assets
Cash and cash equivalents      $ 18,332,155    $ 18,332,000    $  8,837,127    $  8,837,000
Securities held to maturity      12,092,484      12,105,000       7,503,561       7,504,000
Mortgage-backed securities        1,256,327       1,252,000       1,437,681       1,477,000
FHLB stock                        3,534,000       3,534,000       3,041,900       3,042,000
Loans, net                      169,622,791     171,102,000     174,026,629     173,838,000
Accrued interest receivable       1,144,313       1,144,000       1,133,146       1,133,000

Financial liabilities
Demand and savings deposits     (59,382,034)    (59,382,000)    (54,635,048)    (54,635,000)
Certificates of deposit         (88,306,628)    (89,022,000)    (71,999,522)    (72,317,000)
Borrowed funds                  (47,995,988)    (49,005,000)    (59,805,000)    (59,877,000)
Advances from borrowers for
  taxes and insurance              (295,463)       (295,000)       (376,276)       (376,000)
Accrued interest payable           (516,076)       (516,000)       (429,841)       (430,000)


For purposes of the above disclosures of estimated fair value, the following assumptions were used as of September 30, 1998 and 1997. The estimated fair values for cash and cash equivalents, FHLB stock, accrued interest receivable, demand and savings deposits, variable-rate borrowed funds, advances from borrowers for taxes and insurance and accrued interest payable are considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for variable-rate loans which reprice in less than twelve months is considered to approximate cost. The estimated fair value for fixed-rate loans is based on estimates of the rates the Company would charge for similar loans at September 30, 1998 and 1997, applied over estimated payment periods. The estimated fair values for certificates of deposit and fixed-rate borrowings are based on estimates of the rates the Company would pay on such deposits and borrowings at September 30, 1998 and 1997, applied for the time period until maturity.
The estimated fair value of commitments is not material. While these estimates of fair values are based on management's judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at September 30, 1998 or 1997, the estimated fair values would necessarily have been achieved at that date, since fair values may differ depending on various circumstances. The estimated fair values at September 30, 1998 and 1997 should not necessarily be considered to apply at subsequent dates.


NOTE 15 - PARENT COMPANY

Condensed financial information of First Federal Bancorp, Inc. as of September 30 is as follows:

                 CONDENSED STATEMENTS OF FINANCIAL CONDITION
                         September 30, 1998 and 1997

                                                      1998           1997
                                                      ----           ----
ASSETS
  Deposits with subsidiary                        $ 1,501,025    $   469,623
  Commercial loans                                    259,215        861,732
  Other assets                                         21,702         14,741
  Securities held to maturity (fair value -
   $250,000 in 1997)                                                 250,102
  Investment in subsidiary, at equity in
   underlying value of net assets                  14,861,986     14,124,568
                                                  --------------------------
    Total assets                                  $16,643,928    $15,720,766
                                                  ==========================

LIABILITIES
  Other liabilities                               $   144,114    $    94,905

STOCKHOLDERS' EQUITY                               16,499,814     15,625,861
                                                  --------------------------
    Total liabilities and stockholders' equity    $16,643,928    $15,720,766
                                                  ==========================

                       CONDENSED STATEMENTS OF INCOME
                Years ended September 30, 1998, 1997 and 1996

                                        1998          1997          1996
                                        ----          ----          ----

Dividend income                      $  600,000    $  550,000    $  400,000
Equity in undistributed income of
 subsidiary and net earnings            737,419     1,444,617     1,057,871
Interest income                         108,114        90,729        65,571
                                     --------------------------------------

    Total income                      1,445,533     2,085,346     1,523,442

Other expenses                          116,989       112,768        89,616
                                     --------------------------------------

    Net income                       $1,328,544    $1,972,578    $1,433,826
                                     ======================================


                     CONDENSED STATEMENTS OF CASH FLOWS
                Years ended September 30, 1998, 1997 and 1996

                                        1998          1997          1996
                                        ----          ----          ----
Operating activities
  Net income                         $1,328,544    $1,972,578    $1,433,826
  Amortization/(accretion) of
   securities                               103          (694)       (1,812)
  Equity in undistributed income of
   subsidiary                          (737,419)   (1,444,617)   (1,057,871)
  Net change in other assets and
   liabilities                           10,737        (6,625)      110,665
                                     --------------------------------------
    Net cash provided by
     operating activities               601,965       520,642       484,808
                                     --------------------------------------

Investing activities
  Purchase of securities                                           (499,483)
  Proceeds from maturities of
   securities                           250,000                     750,000
  Loans made to customers, net
   of principal repayments              602,517      (598,933)     (193,113)
                                     --------------------------------------
  Net cash provided/(used) by
   investing activities                 852,517      (598,933)       57,404
                                     --------------------------------------

Financing activities
  Proceeds from exercise of options       2,212        32,850         5,400
  Dividends paid                       (425,292)     (369,264)     (313,823)
                                     --------------------------------------
    Net cash used by
     financing activities              (423,080)     (336,414)     (308,423)
                                     --------------------------------------

Net change in cash and cash
 equivalents                          1,031,402      (414,705)      233,789

Cash and cash equivalents at
 beginning of year                      469,623       884,328       650,539
                                     --------------------------------------

Cash and cash equivalents at
 end of year                         $1,501,025    $  469,623    $  884,328
                                     ======================================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of First Federal Bancorp, Inc. (the "Proxy Statement"), under the captions "Proposal One: Election of Directors" and "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

      The following table presents certain information in respect of the executive officers of Bancorp:

           Name(1)            Age(2)    Position
           -------            ------    --------

      Ward D. Coffman, III      45      Secretary
      Connie Ayres LaPlante     42      Treasurer
      John C. Matesich, III     55      Chairman of the Board
      J. William Plummer        53      President


      The following table presents certain information in respect of the executive officers of First Federal:

           Name(1)            Age(2)    Position
           -------            ------    --------

      Connie Ayres LaPlante     42      Treasurer and
                                         Senior Vice President
      John C. Matesich, III     55      Chairman of the Board
      J. William Plummer        53      President and
                                         Chief Executive Officer
      Larry W. Snode            49      Secretary and
                                         Senior Vice President -
                                         Operations
      Thomas N. Sulens          47      Senior Vice President -
                                         Lending

--------------------
<F1>  There are no family relationships among the executive officers of
      Bancorp or First Federal.
<F2>  As of December 15, 1998.


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

      John C. Matesich, III, the Chairman of the Board of both Bancorp and First Federal, is the President of Matesich Distributing Co., a beer distributor in Southeastern Ohio. Mr. Matesich has been the President of Matesich Distributing Co. since 1990 and has been employed by Matesich Distributing for more than five years.

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

Item 13.  Exhibits and Reports on Form 8-K

          (a)  Exhibits
               Item 3. Articles of Incorporation, Amendment to Articles of Incorporation, Code of Regulations, and Amendment to Code of Regulations.
               Item 10.    Material contracts.
                           First Federal Bancorp, Inc. 1992 Stock Option
                            Plan for Officers and Key Employees
                           First Federal Bancorp, Inc. 1992 Stock Option
                            Plan for Non-Employee Directors
                           First Federal Bancorp, Inc. 1994 Stock Option
                            Plan for Officers and Key Employees
                           First Federal Bancorp, Inc. 1994 Stock Option
                            Plan for Non-Employee Directors
                           First Federal Bancorp, Inc. 1997 Performance
                            Stock Option Plan for Senior Executive Officers and Outside Directors
                           Employment Agreement - J. William Plummer
                           Employment Agreement - Connie Ayres LaPlante
               Item 21.    Subsidiaries of the Registrant.
               Item 23.    Consent of Auditors
               Item 27.    Financial Data Schedule
               Item 99.1   Proxy Statement
               Item 99.2   Safe Harbor Under the Private Securities
                            Litigation Reform Act of 1995
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       First Federal Bancorp, Inc.


                                       By /s/ J. William Plummer
                                          ------------------------------------
                                          J. William Plummer
                                          President
                                          (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Connie Ayres LaPlante           By /s/ Don R. Parkhill
   ------------------------------         ---------------------------
   Connie Ayres LaPlante                  Don R. Parkhill
   Treasurer and a Director               Director
   (Principal Accounting Officer)

Date December 16, 1998                 Date December 16, 1998
     ----------------------------           -------------------------


By /s/ Ward D. Coffman, III            By /s/ John C. Matesich, III
   ------------------------------         ---------------------------
   Ward D. Coffman, III                   John C. Matesich, III
   Secretary and a Director               Chairman of the Board


Date December 16, 1998                 Date December 16, 1998
     ----------------------------           -------------------------


By /s/ Robert D. Goodrich, II          By /s/  J. William Plummer
   ------------------------------         ---------------------------
   Robert D. Goodrich, II                J. William Plummer
   Director                              President and a Director


Date December 16, 1998                 Date December 16, 1998
     ----------------------------           -------------------------


By /s/ Patrick L. Hennessey
   ------------------------------
   Patrick L. Hennessey
   Director


Date December 16, 1998
     ----------------------------


                              INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

  3.1      Articles of Incorporation of First Federal    The Articles of Incorporation of First Federal
           Bancorp, Inc.                                 Bancorp, Inc. ("Bancorp"), filed as Exhibit 4a(1) to
                                                         Bancorp's Registration Statement on Form S-8 filed
                                                         with the Securities and Exchange Commission ("SEC")
                                                         on February 1, 1994 (the "1994 S-8"), are incorporated
                                                         herein by reference.

  3.2      Amendment to the Articles of Incorporation    The Amendment to the Articles of Incorporation of
           of First Federal Bancorp, Inc.                Bancorp, filed as Exhibit 4a(1) to the 1994 S-8, is
                                                         incorporated herein by reference.

  3.3      Code of Regulations of First Federal          The Code of Regulations of Bancorp filed as Exhibit
           Bancorp, Inc.                                 4b to Bancorp's Registration Statement on S-8, filed
                                                         with the SEC on February 1, 1994, is incorporated
                                                         herein by reference.

  3.4      Amendment to the Code of Regulations of       The Amendment to the Code of Regulations of Bancorp
           First Federal Bancorp, Inc.                   filed as Exhibit 4b to Bancorp's Registration Statement
                                                         on S-8, filed with the SEC on February 1, 1994, is
                                                         incorporated herein by reference.

 10.1      First Federal Bancorp, Inc. 1992 Stock
           Option Plan for Officers and Key Employees

 10.2      First Federal Bancorp, Inc. 1992 Stock
           Option Plan for Non-Employee Directors

 10.3      Employment Agreement between First Federal
           Savings Bank of Eastern Ohio and J. William
           Plummer

 10.4      Employment Agreement between First Federal
           Savings Bank of Eastern Ohio and Connie
           Ayres LaPlante

 10.5      First Federal Bancorp, Inc. 1994 Stock        The First Federal Bancorp, Inc. 1994 Stock Option Plan
           Option Plan for Officers and Key Employees    for Officers and Key Employees, filed as Exhibit 4 to
                                                         Bancorp's Registration Statement on Form S-8 filed with
                                                         the SEC on July 17, 1995, is incorporated herein by
                                                         reference.

 10.6      First Federal Bancorp, Inc. 1994 Stock        The First Federal Bancorp, Inc. 1994 Stock Option Plan
           Option Plan for Non-Employee Directors        for Non-Employee Directors included as Exhibit 4 to
                                                         Bancorp's Registration Statement on Form S-8 filed with
                                                         the SEC on July 17, 1995, is incorporated herein by
                                                         reference.

 10.7      First Federal Bancorp, Inc. 1997              The First Federal Bancorp, Inc. 1997 Performance Stock
           Performance Stock Option Plan for Senior      Option Plan for Senior Executive Officers and Outside
           Executive Officers and Outside Directors      Directors, filed as Exhibit 4(a) to Bancorp's
                                                         Registration Statement on S-8 filed with the SEC on
                                                         December 9, 1998, is incorporated herein by reference.

 21        Subsidiaries of First Federal Bancorp, Inc.

 23        Consent of Auditors

 27        Financial Data Schedule

 99.1      Proxy Statement for the 1999 Annual Meeting   Incorporated by reference to the Definitive Proxy
           of Shareholders of First Federal Bancorp,     Statement for the 1999 Annual Meeting of Shareholders,
           Inc.                                          to be filed.

 99.2      Safe Harbor Under the Private Securities
           Litigation Reform Act of 1995