Form 10QSB
period 1998-12-31
FIRST FEDERAL BANCORP INC/OH/
filed 1999-02-11
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1998


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

           Yes   [X]                                    No   [ ]

      As of January 31, 1999, the latest practicable date, 3,150,532 shares of the registrant's common stock, no par value, were issued and outstanding.

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


                                   PART I

                            FINANCIAL INFORMATION

                         First Federal Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                             At Dec. 31      At September 30
                                                1998              1998
                                             ----------      ---------------

ASSETS
Cash and amounts due from depository
 institutions                               $  6,974,777      $  4,957,155
Overnight deposits                            18,150,000        13,375,000
                                            ------------------------------
      Cash and cash equivalents             $ 25,124,777      $ 18,332,155
Investment securities held to maturity
 (Fair value - $13,863,000 in 12/98 and
 $12,105,000 in 9/98)                         13,868,431        12,092,484
Mortgage-backed securities held to
 maturity (Fair value - $1,188,000
 in 12/98 and $1,252,000 in 9/98)              1,185,935         1,256,327
Loans receivable, net                        167,188,849       169,622,791
Premises and equipment, net                    7,231,133         7,347,715
Accrued interest receivable and other
 assets                                        5,100,251         4,850,905
                                            ------------------------------
      Total Assets                          $219,699,376      $213,502,377
                                            ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                  $153,199,854      $147,688,662
  Borrowed funds                              47,992,926        47,995,988
  Advances from borrowers for taxes and
   insurance                                     518,682           295,463
  Accrued expenses and other liabilities       1,233,161         1,022,450
                                            ------------------------------
      Total Liabilities                     $202,944,623      $197,002,563
                                            ------------------------------

Stockholders' Equity
  Preferred stock, $100 par value,
   1,000,000 shares authorized, no
   shares issued and outstanding
  Common stock, no par value, 4,000,000
   shares authorized, 3,303,400 shares
   issued                                   $  3,656,323      $  3,656,323
  Retained earnings                           13,589,528        13,334,589
  Treasury shares, 152,868 shares               (491,098)         (491,098)
                                            ------------------------------
      Total Stockholders' Equity            $ 16,754,753      $ 16,499,814
                                            ------------------------------

      Total Liabilities and
       Stockholders' Equity                 $219,699,376      $213,502,377
                                            ==============================

See Notes to the Consolidated Financial Statements.


                         First Federal Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended
                                                        December 31
                                                --------------------------
                                                   1998            1997
                                                   ----            ----

INTEREST INCOME
  Interest and fees on loans                    $3,513,653      $3,795,570
  Interest on mortgage-backed securities            22,803          26,025
  Interest on investment securities                156,643          98,687
  Interest on other interest earning
   investments                                     205,801          33,090
                                                --------------------------
      Total Interest Income                      3,898,900       3,953,372
                                                --------------------------

INTEREST EXPENSE
  Interest on deposits                           1,577,408       1,335,241
  Interest on borrowed money                       753,266         945,337
                                                --------------------------
      Total Interest Expense                     2,330,674       2,280,578
                                                --------------------------

      Net Interest Income                        1,568,226       1,672,794

      Provision for Loan Losses                    (71,509)        228,956
                                                --------------------------

      Net Interest Income After Provision
       for Loan Losses                           1,639,735       1,443,838
                                                --------------------------

NONINTEREST INCOME
  Service charges on deposit accounts               79,576          81,791
  Gain on sale of loans                             26,922          24,462
  Dividends on FHLB stock                           62,353          56,390
  Other operating income                           137,027         115,535
                                                --------------------------
      Total Noninterest Income                     305,878         278,178
                                                --------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                   571,496         452,729
  Occupancy and equipment expense                  226,403         196,002
  Deposit insurance expense                         35,772          34,287
  Data processing expense                          130,188          83,269
  Advertising                                       52,256          63,985
  Ohio franchise taxes                              54,334          48,859
  Other operating expenses                         290,873         278,815
                                                --------------------------
      Total Noninterest Expenses                 1,361,322       1,157,946
                                                --------------------------

      Income Before Income Taxes                   584,291         564,070

      Provision for Income Taxes                   203,329         191,516
                                                --------------------------

      Net Income                                $  380,962      $  372,554
                                                ==========================

EARNINGS PER SHARE
  Basic                                         $      .12      $     .120
                                                --------------------------
  Diluted                                       $      .11      $     .105
                                                --------------------------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                          3,150,532       3,150,232
                                                --------------------------
  Diluted                                        3,467,516       3,463,326
                                                --------------------------

DIVIDENDS DECLARED PER SHARE                    $      .04      $     .035
                                                --------------------------


                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended
                                                                 December 31
                                                        ----------------------------
                                                            1998             1997
                                                            ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                            $   380,962      $   372,554
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                               (71,509)         228,956
    Depreciation                                            144,199          130,393
    Federal Home Loan Bank stock dividends                  (62,300)         (56,300)
    Amortization of net premiums (discounts)
     on investment securities                               (97,868)          (8,828)
    Mortgage loans originated for sale                   (3,019,849)      (2,052,456)
    Proceeds from sale of mortgage loans                  2,994,449        1,746,837
    Change in other assets and other
     liabilities                                             23,661          (41,961)
                                                        ----------------------------
      Net Cash Provided by Operating
       Activities                                           291,745          319,195
                                                        ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities       5,505,690        2,005,295
  Purchases of investment securities/FHLB stock          (7,183,769)      (2,176,614)
  Loans originated, net of principal repayments           2,485,703       (5,922,204)
  Principal collected on mortgage-backed securities          70,392           39,204
  Sale of real estate owned                                  45,150           18,990
  Purchases of premises and equipment                       (27,617)         (73,132)
                                                        ----------------------------
      Net Cash Provided (Used) for Investing
       Activities                                           895,549       (6,108,461)
                                                        ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                          5,511,192           97,724
  Net change in advance payments by borrowers for
   taxes and insurance                                      223,219          207,229
  Net change in borrowed funds with original
   maturities of less than three months                      (3,062)       4,570,000
  Dividends paid                                           (126,021)         (94,507)
  Proceeds from exercise of options                               0                0
                                                        ----------------------------
      Net Cash Provided by Financing Activities           5,605,328        4,780,446
                                                        ----------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   6,792,622       (1,008,820)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         18,332,155        8,837,127
                                                        ----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $25,124,777      $ 7,828,307
                                                        ============================


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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of December 31, 1998, and September 30, 1998, and the results of its operations for the three months ended December 31, 1998, and 1997, and its cash flow for the three months ended December, 1998 and 1997. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.  Commitments

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $1,436,400 and $79,100 respectively, at December 31, 1998, and $1,846,409 and $53,700 respectively at September 30, 1998.

3.  Earnings and Dividends Per Common Share

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options. On June 3, 1998, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. All earnings and dividends per share disclosures have been restated to reflect this stock split.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended December 31, 1998, and September 30, 1998.

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


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

First Federal Bancorp, Inc. ("Bancorp"), is a savings and loan holding company that wholly owns First Federal Savings Bank of Eastern Ohio (the "Savings Bank"). The Savings Bank is engaged in the savings and loan business primarily in Central and Eastern Ohio. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, and the deposit accounts in the Savings Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation in the Savings Association Insurance Fund ("SAIF").

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

4. Management's anticipation that some adjustable-rate loans will reprice higher in fiscal year 1999 and the remainder will not reprice substantially lower if interest rates remain relatively stable; and

5.  Legislative changes with respect to the federal thrift charter.

Changes in Financial Condition from
 September 30, 1998 to December 31, 1998

Total consolidated assets of Bancorp increased by $6.2 million, or 2.90%, from $213.5 million at September 30, 1998, to $219.7 million at December 31, 1998. The increase is due primarily to an increase of $6.8 million in cash and cash equivalents and an increase of $1.8 million in investments held to maturity, offset by a decrease in loans receivable of $2.4 million.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $39.0 million at December 31, 1998, which is an increase of $8.6 million from September 30, 1998. The regulatory liquidity of the Savings Bank was 16.39% at December 31, 1998 and 14.13% at September 30, 1998, which was in excess of the minimum regulatory requirement of 4%. Funds are available through FHLB advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance decreased $2.4 million for the three-month period as the current trend of refinancing of mortgage loans resulted in a decrease of outstanding loans.

As of December 31, 1998, the Savings Bank had borrowed funds from the FHLB in the amount of $48.0 million at a weighted average rate of 6.34%. FHLB advances remained stable from $48.0 million at September 30, 1998. Deposits increased by $5.5 million, or 3.73%, from $147.7 million at September 30, 1998, to $153.2 million at December 31, 1997. Management believes that the Savings Bank will experience a slight increase in deposits during the current fiscal year. As the result of the decrease in the SAIF premium cost, the Savings Bank can afford to pay depositors a slightly higher rate while managing the cost of funds. FHLB advances have increased in cost compared to deposits of a similar term. The Savings Bank therefore plans to become more aggressive in promoting deposit products. No assurance can be provided, however, that deposits will grow. Deposit levels are affected by national, as well as local, interest rates and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at December 31, 1998.

                                                  Amount        Percent of
                                              (In Thousands)      Assets
                                              --------------    ----------

Actual Tangible Capital                          $14,947           6.83%
Required Tangible Capital                          3,284           1.50%
                                                 ----------------------
Excess Tangible Capital                          $11,663           5.33%

Actual Core Capital                              $14,947           6.83%
Required Core Capital                              6,568           3.00%
                                                 ----------------------
Excess Core Capital                              $ 8,379           3.83%

Actual Risk Based Capital                        $16,185          12.15%
Required Risk Based Capital                       10,772           8.00%
                                                 ----------------------
Excess Risk Based Capital                        $ 5,413           4.15%

Management is not aware of any proposed regulations or recommendations by the OTS that, if implemented, would have a material effect upon the Savings Bank's capital.

In August 1996, Congress passed legislation repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes and requiring any bad debt reserves taken after 1987, using the percentage of taxable income method, be included in future taxable income of the association over a six-year period. A two-year delay is permitted for institutions meeting a residential mortgage loan origination test. At September 30, 1998, First Federal had approximately $1.6 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture was established in prior years, so First Federal's net income will not be negatively affected by this legislation.

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

Comparison of Operating Results for the Three-Month
 Periods Ended December 31, 1998, and 1997

Net interest income before provision for loan losses decreased $105,000 for the comparative three-month periods. Total interest income decreased by $54,500 for the three-month period ended December 31, 1998, compared to the same period in 1997. The decrease is primarily due to a decrease in the interest rate earned on mortgage loans and a decrease in loans receivable as the result of the refinancing trend in the market. The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates.

If interest rates remain relatively stable during fiscal year 1999, the adjustable-rate mortgage loan portfolio will reprice at slightly higher rates, as most loans originated during fiscal year 1998 were not initially priced at the fully indexed interest rate. These loans will be repricing upward at their first adjustment in fiscal year 1999 while the balance of the adjustable-rate mortgage loan portfolio will not reprice substantially lower during fiscal year 1999. No assurance can be provided, however, that interest rates will remain stable. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of First Federal. Interest expense increased by $50,000 for the three-month period ended December 31, 1998, as the result of increases in interest rates of savings deposits at First Federal.

Nonperforming and Delinquent Loans and Allowance for Loan Losses

Total nonaccrual loans and accruing loans that are 90 days past due were $672,000 at December 31, 1998, which represents .40% of total loans. This was a decrease of $164,000 from December 31, 1997.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,904,000 at December 31, 1998, compared to $2,002,000 at December 31, 1997. During the three-month periods ended December 31, 1998, and December 31, 1997, the Savings Bank recorded no recoveries and charge-offs of $66,000 and $33,000 respectively. Charge-offs increased $33,000 due to the losses taken on the sale of repossessed cars.
A percentage of the outstanding loan balances is added or deducted from the provision for loan losses as the loan portfolio increases and decreases. During the three-month period ended December 31, 1998, the loan portfolio decreased $2.4 million, which caused the provision for loan losses for the period to decrease. The provisions for loan losses during the three-month periods ended December 31, 1998, and 1997, were $(71,500) and $229,000 respectively.

Noninterest Income and Expense

The federal income tax provision increased $8,000 for the three-month period ended December 31, 1998, compared to the same period in 1997 due to an increase in pre-tax net income for the period.

Total noninterest income increased $28,000 for the three-month period ended December 31, 1998, compared to the same period in 1997. Dividends on FHLB stock increased $6,000 due an increase in FHLB stock held. Other income increased $21,000 due to a $15,000 increase in loan late charges and other loan fees and an increase of $5,000 on ATM fees due to surcharging noncustomer use of ATMs.

Total noninterest expenses increased $203,000 for the quarter ended December 31, 1998, compared to the same period in 1997. Salaries and benefits increased $119,000 as a result of an increase of $68,000 in retirement plan accrual costs for the three-month period ended December 31, 1998, and an increase in salaries of $51,000. Salaries increased due to the increase in staff for the comparative three-month periods. Occupancy expense increased $30,000; $15,000 of the increase was due to increased depreciation on furniture and fixtures, and $11,000 of the increase was due to increased costs for routine repairs and maintenance at branch offices. Data processing costs increased $47,000 due to the costs associated with the utilization of a networking system and the new check-imaging product.

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

Effect of Accounting Changes

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not anticipate that any further disclosures will be necessary.

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

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 3.1 Articles of Incorporation of First Federal Bancorp, Inc. (The Articles of Incorporation of First Federal Bancorp, Inc. ("Bancorp"), filed as Exhibit 3.1 to Bancorp's Registration Statement on Form S-1 ("S-1") filed with the Securities and Exchange Commission ("SEC") on March 16, 1992, are incorporated herein by reference.)
         Exhibit 3.2 Amendment to the Articles of Incorporation of First Federal Bancorp, Inc. (The Amendment to the Articles of Incorporation of Bancorp filed as Exhibit 3.2 to Bancorp's 10-K for the fiscal year ended September 30, 1992, filed with the SEC on December 29, 1992 (the "1992 10-K") is incorporated herein by reference.)
         Exhibit 3.3 Code of Regulations of First Federal Bancorp, Inc. (The Code of Regulations of Bancorp filed as Exhibit
                      3.2 to Bancorp's S-1 filed with the SEC on March 16, 1992, is incorporated herein by reference.)
         Exhibit 3.4 Amendment to the Code of Regulations of First Federal Bancorp, Inc. (The Amendment to the code of Regulations of Bancorp filed as Exhibit 3.4 to the 1992 10-K is incorporated herein by reference.)
         Exhibit 27   Financial Data Schedule
         Exhibit 99.2 Safe Harbor Under the Private Securities Litigation
                      Reform Act of 1995

No reports on Form 8-K were filed during the quarter for which this report is filed.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  2February 12, 1999              By: /s/ J. William Plummer
                                           J. William Plummer
                                           President

Date:  February 12, 1999               By: /s/ Connie Ayres LaPlante
                                           Connie Ayres LaPlante
                                           Chief Financial Officer