Form 10QSB
period 1999-03-31
FIRST FEDERAL BANCORP INC/OH/
filed 1999-05-10
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 (Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999


[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to
                                     ----------    ----------
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

      As of April 30, 1999, the latest practicable date, 3,188,171 shares of the registrant's common stock, no par value, were issued and outstanding.

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


                                   PART I
                                   ------

                            FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                         At March 31      At September 30
                                                                             1999              1998
                                                                         -----------      ---------------

ASSETS
Cash and amounts due from depository institutions                        $  6,335,198      $  4,957,155
Overnight deposits                                                         11,825,000        13,375,000
                                                                         ------------------------------
      Cash and cash equivalents                                          $ 18,160,198      $ 18,332,155
Investment securities held to maturity (Fair value - $16,251,000 in
 3/99 and $12,105,000 in 9/98)                                             16,310,139        12,092,484
Mortgage-backed securities held to maturity (Fair value - $1,149,000
 in 3/99 and $1,252,000 in 9/98)                                            1,138,372         1,256,327
Loans receivable, net                                                     166,498,417       169,622,791
Premises and equipment, net                                                 7,137,116         7,347,715
Accrued interest receivable and other assets                                5,261,939         4,850,905
                                                                         ------------------------------
      Total Assets                                                       $214,506,181      $213,502,377
                                                                         ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                               $148,850,331      $147,688,662
  Borrowed funds                                                           46,989,817        47,995,988
  Advances from borrowers for taxes and insurance                             388,356           295,463
  Accrued expenses and other liabilities                                    1,180,755         1,022,450
                                                                         ------------------------------
      Total Liabilities                                                  $197,409,259      $197,002,563
                                                                         ------------------------------

Stockholders' Equity
  Preferred stock, $100 par value, 1,000,000 shares
   authorized, no shares issued and outstanding
  Common stock, no par value, 9,000,000 shares
   authorized, 3,303,400 shares issued                                   $  3,656,323      $  3,656,323
  Retained earnings                                                        13,684,711        13,334,589
  Treasury shares, 115,229 shares in 3/99 and 152,868 in 9/98                (244,112)         (491,098)
                                                                         ------------------------------
      Total Stockholders' Equity                                         $ 17,096,922      $ 16,499,814
                                                                         ------------------------------

      Total Liabilities and Stockholders' Equity                         $214,506,181      $213,502,377
                                                                         ==============================


See Notes to the Consolidated Financial Statements.


                         First Federal Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended             Six Months Ended
                                                             March 31                      March 31
                                                     -------------------------     -------------------------
                                                        1999           1998           1999           1998
                                                        ----           ----           ----           ----

INTEREST INCOME
  Interest and fees on loans                         $3,418,922     $3,828,236     $6,932,575     $7,623,805
  Interest on mortgage-backed securities                 20,622         36,671         43,425         62,696
  Interest on investment securities                     361,902        103,975        518,545        202,662
  Interest on other interest earning investments        177,746         23,405        383,547         56,496
                                                     -------------------------------------------------------
      Total Interest Income                           3,979,192      3,992,287      7,878,092      7,945,659
                                                     -------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                1,534,375      1,315,182      3,111,783      2,650,422
  Interest on borrowed money                            728,342        974,875      1,481,608      1,920,213
                                                     -------------------------------------------------------
      Total Interest Expense                          2,262,717      2,290,057      4,593,391      4,570,635
                                                     -------------------------------------------------------
      Net Interest Income                             1,716,475      1,702,230      3,284,701      3,375,024
      Provision for Loan Losses                          24,623        179,102        (46,886)       408,058
                                                     -------------------------------------------------------
      Net Interest Income After Provision
       for Loan Losses                                1,691,852      1,523,128      3,331,587      2,966,966
                                                     -------------------------------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                    77,808         76,095        157,384        157,886
  Gain on sale of loans                                  16,200         38,772         43,122         63,234
  Dividends on FHLB stock                                62,073         59,719        124,426        116,109
  Other operating income                                145,126        121,797        282,153        237,332
                                                     -------------------------------------------------------
      Total Noninterest Income                          301,207        296,383        607,085        574,561
                                                     -------------------------------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                        635,740        574,239      1,207,236      1,026,968
  Occupancy and equipment expense                       223,396        211,060        449,799        407,062
  Deposit insurance expense                              36,047         34,825         71,819         69,112
  Data processing expense                               140,326        126,271        270,514        209,541
  Advertising                                            54,743         55,182        106,999        119,167
  Ohio franchise taxes                                   53,364         55,294        107,698        104,152
  Other operating expenses                              256,859        241,955        547,732        520,770
                                                     -------------------------------------------------------
      Total Noninterest Expenses                      1,400,475      1,298,826      2,761,797      2,456,772
                                                     -------------------------------------------------------
      Income Before Income Taxes                        592,584        520,685      1,176,875      1,084,755
      Provision for Income Taxes                        187,210        175,797        390,539        367,313
                                                     -------------------------------------------------------
      Net Income                                     $  405,374     $  344,888     $  786,336     $  717,442
                                                     =======================================================

EARNINGS PER SHARE
  Basic                                              $     .130     $     .110     $     .250     $     .230
                                                     -------------------------------------------------------
  Diluted                                            $     .120     $     .100     $     .230     $     .205
                                                     -------------------------------------------------------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                               3,188,171      3,150,232      3,169,140      3,150,232
                                                     -------------------------------------------------------
  Diluted                                             3,459,300      3,506,870      3,458,643      3,491,036
                                                     -------------------------------------------------------
DIVIDENDS DECLARED PER SHARE                         $     .040     $     .035     $     .075     $     .070
                                                     -------------------------------------------------------


                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Six Months Ended
                                                                                                March 31
                                                                                      ----------------------------
                                                                                          1999            1998
                                                                                          ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                          $    786,336     $   717,442

  Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for loan losses                                                              (46,886)        408,058
    Depreciation                                                                           288,458         263,456
    Federal Home Loan Bank stock dividends                                                (124,300)       (116,000)
    Amortization of net premiums (discounts) on investment securities                     (164,495)        (12,648)
    Mortgage loans originated for sale                                                  (4,781,809)     (4,937,781)
    Proceeds from sale of mortgage loans                                                 4,685,559       5,012,256
    Change in other assets and other liabilities                                          (128,433)       (616,436)
                                                                                      ----------------------------
      Net Cash Provided by Operating Activities                                            514,430         718,347
                                                                                      ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities                                     12,101,475       4,260,714
  Purchases of investment securities/FHLB stock                                        (16,154,635)     (4,247,497)
  Loans originated, net of principal repayments                                          3,161,010      (6,591,392)
  Principal collected on mortgage-backed securities                                        117,955          77,370
  Sale of real estate owned                                                                106,500         128,290
  Purchases of premises and equipment                                                      (77,859)       (212,776)
                                                                                      ----------------------------

      Net Cash Used for Investing Activities                                              (745,554)     (6,585,291)
                                                                                      ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                                                         1,161,669       7,274,918
  Net change in advance payments by borrowers for taxes and insurance                       92,893             (10)
  Net change in borrowed funds with original maturities of less than three months       (1,006,171)        560,000
  Dividends paid                                                                          (253,548)       (204,765)
  Proceeds from exercise of options                                                         64,324               0
                                                                                      ----------------------------

      Net Cash Provided by Financing Activities                                             59,167       7,630,143
                                                                                      ----------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (171,957)      1,763,199

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        18,332,155       8,837,127
                                                                                      ----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $18,160,198     $10,600,326
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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of March 31, 1999, and September 30, 1998, and the results of its operations for the three and six months ended March 31, 1999, and 1998, and its cash flow for the six months ended March, 1999 and 1998. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $5,513,320 and $149,950 respectively, at March 31, 1999, and $1,846,409 and $53,700 respectively at September 30, 1998.

3.    Earnings and Dividends Per Common Share
      ---------------------------------------

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended March 31, 1999, and the year ended September 30, 1998.

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

Note Regarding Forward-Looking Statements
-----------------------------------------

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, First Federal's operations and First Federal's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and First Federal's market area generally. See Exhibit 99.1 hereto, which is incorporated herein by reference.

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

Changes in Financial Condition from September 30, 1998 to March 31, 1999
------------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $1.0 million, or .47%, from $213.5 million at September 30, 1998, to $214.5 million at March 31, 1999. The increase is due primarily to an increase of $4.2 million in investments held to maturity, offset by a decrease in loans receivable of $3.1 million.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $34.5 million at March 31, 1999, which is an increase of $4.0 million from September 30, 1998. The regulatory liquidity of the Savings Bank was 17.18% at March 31, 1999 and 14.13% at September 30, 1998, which was in excess of the minimum regulatory requirement of 4%. Funds are available through FHLB advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance decreased $3.1 million for the six-month period as the current trend of refinancing of mortgage loans resulted in a decrease of outstanding loans.

As of March 31, 1999, the Savings Bank had borrowed funds from the FHLB in the amount of $47.0 million at a weighted average rate of 6.35%. FHLB advances decreased $1.0 million from $48.0 million at September 30, 1998. Deposits increased by $1.2 million, or .79%, from $147.7 million at September 30, 1998, to $148.9 million at March 31, 1999. Management believes that the Savings Bank will experience a slight increase in deposits during the current fiscal year. As the result of the decrease in the SAIF premium cost, the Savings Bank can afford to pay depositors a slightly higher rate while managing the cost of funds. FHLB advances have increased in cost compared to deposits of a similar term. The Savings Bank therefore plans to become more aggressive in promoting deposit products.
No assurance can be provided, however, that deposits will grow. Deposit levels are affected by national, as well as local, interest rates and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at March 31, 1999.

                                          Amount         Percent of
                                      (In Thousands)       Assets
                                      --------------     ----------

      Actual Tangible Capital            $15,212            7.10%
      Required Tangible Capital            3,212            1.50%
                                         -----------------------
      Excess Tangible Capital            $12,000            5.60%

      Actual Core Capital                $15,212            7.10%
      Required Core Capital                8,566            4.00%
                                         -----------------------
      Excess Core Capital                $ 6,646            3.10%

      Actual Risk Based Capital          $16,500           12.17%
      Required Risk Based Capital         10,850            8.00%
                                         -----------------------
      Excess Risk Based Capital          $ 5,650            4.17%


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

Year 2000 Considerations
------------------------

As with all financial institutions, First Federal's operations depend almost entirely on computer systems. First Federal is addressing the potential problems associated with the possibility that the computers that control or operate First Federal's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. An overall plan, developed by the Year 2000 Committee, was approved by the Board of Directors and put into effect in 1998. This plan is a step-by-step process of awareness, assessment, remediation and testing of hardware, software and embedded systems, as well as a customer awareness program, contingency plan and business continuity plan.

First Federal has been upgrading its technology as part of a planned performance quality commitment and for maintaining a competitive position. As a result, much of the Bank's internal systems now incorporate technology that has been year 2000 ("Y2K") tested and certified. Beginning in fiscal year 1996, the Bank's capital budget included replacement of all personal computers ("PCs") throughout the Company over a 3- to 4-year period. This will bring most PCs into compliance. The Savings Bank has used its current internal staffing with little reliance on outside resources. Major vendors have provided remediated software. First Federal believes that any additional Y2K costs will be immaterial.

First Federal has no software that is internally developed and relies primarily on third-party vendors for its computer output and processing, as well as other significant functions and services, such as securities safekeeping services, securities pricing information and wire transfers. The Year 2000 Committee is working with the vendors to assess their Y2K readiness. Based upon an initial assessment, the Board of Directors believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the third-party vendors are taking the appropriate steps to ensure that critical systems will function properly. The planned modifications and conversions should be completed and tested by June 30, 1999.

If the modifications and conversions by third-party vendors and First Federal are not completed on a timely basis or if they fail to function properly, the operations and financial condition of First Federal could be materially adversely affected. If testing reveals that any system critical to continued business operation should fail, all internal and external resources available will be directed toward correcting these systems.
First Federal's contingency plan, which continues to be developed, allows for continued operations in the event of system failure. Current testing of mission-critical systems started in the fourth quarter of 1998 and is expected to continue through the second quarter of 1999. Testing includes all core systems required for continued Bank operation and includes interfaces with critical third-party vendors. At this time, testing has not revealed any deficiencies in the remediated systems and all testing is progressing as planned. First Federal has a concern in the case where there is possible interruption of electrical power, which is certainly a concern that all businesses face due to the interdependencies within the nation's power grid. First Federal has developed plans for manually processing core operations.

First Federal has a plan in place to educate our personnel and to inform our customers of the Year 2000 issue. Brochures have been distributed to customers and are readily available upon request.

First Federal may experience increases in problem loans and credit losses in the event that borrowers or major employers in our area fail to prepare properly for Y2K. First Federal has contacted major borrowers to assess their awareness and status regarding their year 2000 compliance, although loans to commercial borrowers constitute 1.04% of the loan portfolio.
First Federal faces the risk of loss of deposits and consequent liquidity problems should Bank customers lose confidence in the Savings Bank in particular, or the banking system in general, and choose to withdraw their funds. Customers who experience cash flow problems due to their own lack of year 2000 preparedness could fund their cash shortfall by withdrawing their deposits from the Company, thereby causing liquidity problems. First Federal also intends to increase its cash reserves during the final months of 1999 and take any other steps deemed necessary to meet liquidity needs. First Federal could also be materially adversely affected if other third parties, such as governmental agencies, clearinghouses, telephone companies, utilities and other service providers fail to prepare properly. First Federal is therefore attempting to assess these risks and take action to minimize their effect.

Comparison of Operating Results for the Three- and Six-Month
------------------------------------------------------------
Periods Ended March 31, 1999, and 1998
--------------------------------------

Net interest income before provision for loan losses increased $14,245 for the three-month comparative periods and decreased $90,323 for the comparative six-month periods. Total interest decreased by $13,095 for the three-month period and $67,567 for the six-month period ended March 31, 1999, compared to the same periods in 1998. The decrease is primarily due to a decrease in the interest rate earned on mortgage loans and a decrease in loans receivable as the result of the refinancing trend in the market. The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates.

If interest rates remain relatively stable during fiscal year 1999, the adjustable-rate mortgage loan portfolio will reprice at slightly higher rates, as most loans originated during fiscal year 1998 were not initially priced at the fully indexed interest rate. These loans will be repricing upward at their first adjustment in fiscal year 1999 while the balance of the adjustable-rate mortgage loan portfolio will not reprice substantially lower during fiscal year 1999. No assurance can be provided, however, that interest rates will remain stable. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of First Federal.
Interest expense decreased by $27,340 for the comparative three-month period, as the result of decreases in interest rates of savings deposits at First Federal and increased $22,756 for the comparative six-month period ended March 31, 1999, as the result of increased savings balances at First Federal.

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $408,000 at March 31, 1999, which represents .25% of total loans. This was a decrease of $70,000 from March 31, 1998.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,798,000 at March 31, 1999, compared to $2,148,000 at March 31, 1998. During the six-month periods ended March 31, 1999, and March 31, 1998, the Savings Bank recorded no recoveries and charge-offs of $197,000 and $76,000 respectively. Charge-offs increased $121,000 due to the losses taken on the sale of repossessed cars. A percentage of the outstanding loan balances is added or deducted from the provision for loan losses as the loan portfolio increases and decreases. During the six-month period ended March 31, 1999, the loan portfolio decreased $3.1 million, which caused the provision for loan losses for the period to decrease. The provisions for loan losses during the six-month periods ended March 31, 1999, and 1998, were $(47,000) and $408,000 respectively.

Noninterest Income and Expense
------------------------------

Total noninterest income increased $5,000 for the three-month period and $33,000 for the six-month period ended March 31, 1999, compared to the same period in 1998. Dividends on FHLB stock increased $2,400 for the three-month period and $8,300 for the six-month period ended March 31, 1999 due an increase in FHLB stock held. Other income increased $23,000 for the comparative three-month periods and $45,000 for the comparative six-month periods due to a $17,000 increase in loan late charges and other loan fees and an increase of $20,000 on ATM fees due to surcharging noncustomer use of ATMs for the six-month periods.

Total noninterest expenses increased $102,000 for the three-month period and $305,000 for the six-month period ended March 31, 1999, compared to the same periods in 1998. Salaries and benefits increased $180,000 as a result of an increase of $61,000 in retirement plan accrual costs for the six-month period ended March 31, 1999, and an increase in salaries of $69,000. Salaries increased due to the increase in staff for the comparative six-month periods. Occupancy expense increased $43,000 for the six-month period ended March 31, 1999; $25,000 of the increase was due to increased depreciation on furniture and fixtures, and $17,000 of the increase was due to increased costs for routine repairs and maintenance at branch offices. Data processing costs increased $61,000 due to the costs associated with the utilization of a networking system and the new check-imaging product.

The federal income tax provision increased $11,413 for the three-month period and $23,226 for the six-month period ended March 31, 1999, compared to the same period in 1998 due to an increase in pre-tax net income for the period.

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

ITEM 1.   LEGAL PROCEEDINGS
          -----------------
          Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          The annual meeting was held February 17, 1999. The following Directors were elected to terms expiring in 2001.

                                        For        Withheld
                                        ---        --------

          Ward D. Coffman, III       2,575,557     150,392
          Robert D. Goodrich, II     2,575,557     150,392
          Patrick L. Hennessey       2,575,557     150,392
          Connie Ayres LaPlante      2,575,557     150,392

          Those directors continuing their term were John C. Matesich, III; Don R. Parkhill and J. William Plummer.

          Two other matters were presented to the shareholders.

          1.  To approve the amendment to Bancorp's Articles of
              Incorporation to increase the authorized number of common shares from 4,000,000 to 9,000,000:
              For  2,527,568    Against  180,381    Abstentions  18,000
                   ---------             -------                 ------

          2.  To ratify the selection of Crowe, Chizek and Company LLP as
              the Auditors of Bancorp for the   current fiscal year:
              For  2,705,064    Against  400    Abstentions  20,485
                   ---------             ---                 ------

ITEM 5.   OTHER INFORMATION
          -----------------
          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          Exhibit 3.1 The Articles of Incorporation of First Federal Bancorp, Inc. ("Bancorp"), filed as Exhibit 4a(1) to Bancorp's Registration Statement on Form S-8 filed with the Securities and Exchange Commission ("SEC") on February 1, 1994 (the "1994 S-8"), are
                        incorporated herein by reference.
          Exhibit 3.2 The Amendment to the Articles of Incorporation of Bancorp, filed as Exhibit 4a(1) to the 1994 S-8, is incorporated herein by reference.
          Exhibit 3.3 The Code of Regulations of Bancorp filed as Exhibit 4b to Bancorp's Registration Statement on S-8, filed with the SEC on February 1, 1994, is incorporated herein by reference.
          Exhibit 3.4 The Amendment to the Code of Regulations of Bancorp filed as Exhibit 4b to Bancorp's Registration Statement on S-8, filed with the SEC on February 1, 1994, is incorporated herein by reference.
          Exhibit 27    Financial Data Schedule
          Exhibit 99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

          No reports on Form 8-K were filed during the quarter for which this report is filed.


                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 10, 1999                    By: /s/ J. William Plummer
                                           ----------------------
                                           J. William Plummer
                                           President



Date:  May 10, 1999                    By: /s/ Connie Ayres LaPlante
                                           -------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer