Form 10QSB
period 1999-06-30
FIRST FEDERAL BANCORP INC/OH/
filed 1999-08-13
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 (Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999


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

      As of July 31, 1999, the latest practicable date, 3,196,171 shares of the registrant's common stock, no par value, were issued and outstanding.

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


                                   PART I
                                   ------

                            FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              At June 30      At September 30
                                                                                 1999              1998
                                                                              ----------      ---------------

ASSETS
Cash and amounts due from depository institutions                            $  4,087,744      $  4,957,155
Overnight deposits                                                              1,000,000        13,375,000
                                                                             ------------------------------
  Cash and cash equivalents                                                  $  5,087,744      $ 18,332,155
Investment securities held to maturity (Fair value - $15,906,000 in 6/99
 and $12,105,000 in 9/98)                                                      15,653,535        12,092,484
Mortgage-backed securities held to maturity (Fair value - $1,057,000
 in 6/99 and $1,252,000 in 9/98)                                                1,059,382         1,256,327
Loans receivable, net                                                         171,091,550       169,622,791
Premises and equipment, net                                                     7,057,112         7,347,715
Accrued interest receivable and other assets                                    5,308,680         4,850,905
                                                                             ------------------------------
      Total Assets                                                           $205,258,003      $213,502,377
                                                                             ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                   $145,366,994      $147,688,662
  Borrowed funds                                                               40,986,662        47,995,988
  Advances from borrowers for taxes and insurance                                 379,278           295,463
  Accrued expenses and other liabilities                                        1,181,671         1,022,450
                                                                             ------------------------------
      Total Liabilities                                                      $187,914,605      $197,002,563
                                                                             ------------------------------

Stockholders' Equity
  Preferred stock, $100 par value, 1,000,000 shares
   authorized, no shares issued and outstanding
  Common stock, no par value, 9,000,000 shares
   authorized, 3,303,400 shares issued                                       $  3,656,323      $  3,656,323
  Retained earnings                                                            14,038,920        13,334,589
  Treasury shares, 107,229 shares in 6/99 and 152,868 in 9/98                    (351,845)         (491,098)
                                                                             ------------------------------
      Total Stockholders' Equity                                             $ 17,343,398      $ 16,499,814
                                                                             ------------------------------

      Total Liabilities and Stockholders' Equity                             $205,258,003      $213,502,377
                                                                             ==============================


See Notes to the Consolidated Financial Statements.


                         First Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended              Nine Months Ended
                                                              June 30                        June 30
                                                     -------------------------     ---------------------------
                                                        1999           1998           1999            1998
                                                        ----           ----           ----            ----

INTEREST INCOME
  Interest and fees on loans                         $3,443,538     $3,823,602     $10,376,113     $11,447,408
  Interest on mortgage-backed securities                 18,694         14,042          62,119          76,738
  Interest on investment securities                     434,804        103,112         953,349         305,773
  Interest on other interest earning investments         98,264         31,829         481,812          88,325
                                                     ---------------------------------------------------------
      Total Interest Income                           3,995,300      3,972,585      11,873,393      11,918,244
                                                     ---------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                1,663,116      1,424,959       4,774,899       4,075,381
  Interest on borrowed money                            677,708        833,998       2,159,316       2,754,210
                                                     ---------------------------------------------------------
      Total Interest Expense                          2,340,824      2,258,957       6,934,215       6,829,591
                                                     ---------------------------------------------------------

      Net Interest Income                             1,654,476      1,713,628       4,939,178       5,088,653

      Provision for Loan Losses                         122,759        (78,953)         75,873         329,105
                                                     ---------------------------------------------------------

      Net Interest Income After Provision
       for Loan Losses                                1,531,717      1,792,581       4,863,305       4,759,548
                                                     ---------------------------------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                    93,586         85,123         250,970         243,009
  Gain on sale of loans                                   6,014         65,746          49,136         128,980
  Dividends on FHLB stock                                63,845         61,691         188,271         177,800
  Other operating income                                140,077        117,937         422,230         355,269
                                                     ---------------------------------------------------------
      Total Noninterest Income                          303,522        330,497         910,607         905,058
                                                     ---------------------------------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                        525,878        537,198       1,733,114       1,564,166
  Occupancy and equipment expense                       229,933        203,569         679,732         610,631
  Deposit insurance expense                              35,864         34,748         107,683         103,860
  Data processing expense                               141,579        127,332         412,093         336,873
  Advertising                                            60,822         60,875         167,821         180,042
  Ohio franchise taxes                                   52,768         55,625         160,466         159,777
  Other operating expenses                              247,737        390,780         795,469         911,552
                                                     ---------------------------------------------------------
      Total Noninterest Expenses                      1,294,581      1,410,127       4,056,378       3,866,901
                                                     ---------------------------------------------------------

      Income Before Income Taxes                        540,658        712,951       1,717,534       1,797,705

      Provision for Income Taxes                        176,335        234,847         566,874         602,160
                                                     ---------------------------------------------------------

      Net Income                                     $  364,323     $  478,104     $ 1,150,660     $ 1,195,545
                                                     =========================================================

EARNINGS PER SHARE
  Basic                                              $     .110     $     .150     $      .360     $      .380
                                                     ---------------------------------------------------------
  Diluted                                            $     .110     $     .140     $      .340     $      .340
                                                     ---------------------------------------------------------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                               3,196,171      3,150,532       3,196,171       3,150,532
                                                     ---------------------------------------------------------
  Diluted                                             3,405,080      3,539,740       3,412,128       3,536,677
                                                     ---------------------------------------------------------

DIVIDENDS DECLARED PER SHARE                         $     .040     $     .035     $      .115     $      .105
                                                     ---------------------------------------------------------


See Notes to the Consolidated Financial Statements.


                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                                June 30
                                                                                      ----------------------------
                                                                                          1999            1998
                                                                                          ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                          $  1,150,660     $ 1,195,545

  Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for loan losses                                                               75,873         329,105
    Depreciation                                                                           432,545         398,293
    Federal Home Loan Bank stock dividends                                                (188,100)       (177,600)
    Amortization of net premiums (discounts) on investment securities                     (191,626)        (17,918)
    Mortgage loans originated for sale                                                  (5,274,309)     (8,683,127)
    Proceeds from sale of mortgage loans                                                 5,328,009       8,624,902
    Change in other assets and other liabilities                                          (110,461)       (609,060)
                                                                                      ----------------------------

      Net Cash Provided by Operating Activities                                          1,222,591       1,060,140
                                                                                      ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities                                     19,031,358       5,864,208
  Purchases of investment securities/FHLB stock                                        (22,400,782)     (5,757,913)
  Loans originated, net of principal repayments                                         (1,776,864)     (2,325,570)
  Principal collected on mortgage-backed securities                                        196,945         128,124
  Sale of real estate owned                                                                178,533         419,575
  Purchases of premises and equipment                                                     (141,942)       (279,534)
                                                                                      ----------------------------

      Net Cash Used for Investing Activities                                            (4,912,752)     (1,951,110)
                                                                                      ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                                                        (2,321,668)     13,223,807
  Net change in advance payments by borrowers for taxes and insurance                       83,815        (233,021)
  Net change in borrowed funds with original maturities of less than three months       (7,009,326)     (9,805,996)
  Dividends paid                                                                          (381,395)       (315,023)
  Proceeds from exercise of options                                                         74,324           2,213
                                                                                      ----------------------------

      Net Cash Provided by Financing Activities                                         (9,554,250)      2,871,980
                                                                                      ----------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (13,244,411)      1,981,010

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        18,332,155       8,837,127
                                                                                      ----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  5,087,744     $10,818,137
                                                                                      ============================


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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of June 30, 1999, and September 30, 1998, and the results of its operations for the three and nine months ended June 30, 1999, and 1998, and its cash flow for the nine months ended June, 1999 and 1998. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $6,416,780 and $0 respectively, at June 30, 1999, and $1,846,409 and $53,700 respectively at September 30, 1998.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended June 30, 1999, and the year ended September 30, 1998.

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

Changes in Financial Condition from September 30, 1998 to June 30, 1999
-----------------------------------------------------------------------

Total consolidated assets of Bancorp decreased by $8.2 million, or 3.86%, from $213.5 million at September 30, 1998, to $205.3 million at June 30, 1999. The decrease is due primarily to a decrease of $13.2 million in cash and cash equivalents, offset by an increase in loans receivable of $1.5 million and an increase of $3.5 million in investments held to maturity which were used in large part to reduce borrowed funds at the FHLB.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $20.7 million at June 30, 1999, which is an increase of $3.6 million from September 30, 1998. The regulatory liquidity of the Savings Bank was 10.70% at June 30, 1999 and 14.13% at September 30, 1998, which was in excess of the minimum regulatory requirement of 4%. Funds are available through FHLB advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance increased $1.5 million for the nine-month period as the decline in the trend of refinancing of mortgage loans resulted in an increase of outstanding loans.

As of June 30, 1999, the Savings Bank had borrowed funds from the FHLB in the amount of $41.0 million at a weighted average rate of 6.38%. FHLB advances decreased $7.0 million from $48.0 million at September 30, 1998 due to payment on maturing advances at the FHLB. Deposits decreased by $2.3 million, or 1.57%, from $147.7 million at September 30, 1998, to $145.4 million at June 30, 1999. Management believes that the Savings Bank will experience a slight increase in deposits during the current fiscal year. As the result of the decrease in the SAIF premium cost, the Savings Bank can afford to pay depositors a slightly higher rate while managing the cost of funds. FHLB advances have increased in cost compared to deposits of a similar term. The Savings Bank therefore plans to become more aggressive in promoting deposit products. No assurance can be provided, however, that deposits will grow. Deposit levels are affected by national, as well as local, interest rates and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at June 30, 1999.

                                             Amount         Percent of
                                         (In Thousands)       Assets
                                         --------------     ----------

         Actual Tangible Capital            $15,424            7.50%
         Required Tangible Capital            3,084            1.50%
                                            -----------------------
         Excess Tangible Capital            $12,340            6.00%

         Actual Core Capital                $15,424            7.50%
         Required Core Capital                8,224            4.00%
                                            -----------------------
         Excess Core Capital                $ 7,200            3.50%

         Actual Risk Based Capital          $16,756           12.71%
         Required Risk Based Capital         10,544            8.00%
                                            -----------------------
         Excess Risk Based Capital          $ 6,212            4.71%


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

First Federal has no software that is internally developed and relies primarily on third-party vendors for its computer output and processing, as well as other significant functions and services, such as securities safekeeping services, securities pricing information and wire transfers. The Year 2000 Committee has been working with the vendors to assess their Y2K readiness and believes that the third-party vendors are taking the appropriate steps to ensure that critical systems will function properly. The modifications and conversions of hardware and software were completed and tested by June 30, 1999.

If the modifications and conversions by third-party vendors and First Federal fail to function properly, the operations and financial condition of First Federal could be materially adversely affected. First Federal's contingency plan, which continues to be developed, allows for continued operations in the event of system failure. Testing of mission-critical systems started in the fourth quarter of 1998 and was completed by June 30, 1999. Testing included all core systems required for continued Bank operation and included interfaces with critical third-party vendors. Testing has not revealed any deficiencies in the remediated systems. First Federal has a concern in the case where there is possible interruption of electrical power, which is certainly a concern that all businesses face due to the interdependencies within the nation's power grid. First Federal has developed plans for manually processing core operations.

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

Comparison of Operating Results for the Three- and Nine-Month
-------------------------------------------------------------
Periods Ended June 30, 1999, and 1998
-------------------------------------

Net interest income before provision for loan losses decreased $59,000 for the three-month comparative periods and decreased $149,000 for the comparative nine-month periods. Total interest income increased by $23,000 for the three-month period and decreased $45,000 for the nine-month period ended June 30, 1999, compared to the same periods in 1998. The decrease is primarily due to a decrease in the interest rate earned on newly-originated mortgage loans and, until this quarter ended June 30, 1999, a decrease in loans receivable as the result of the refinancing trend in the market. The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates. The decrease was offset by an increase in investment income of $332,000 for the comparative three-month periods and $647,000 for the comparative nine-month periods due to the increase in investments.

The adjustable-rate mortgage loan portfolio will reprice at slightly higher rates, as most loans originated during fiscal year 1998 were not initially priced at the fully indexed interest rate. These loans will be repricing upward at their first adjustment in fiscal year 1999 while the balance of the adjustable-rate mortgage loan portfolio will not reprice substantially lower during fiscal year 1999. No assurance can be provided, however, that interest rates will remain stable. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of First Federal.
Interest expense increased by $82,000 for the comparative three-month period, as the result of increases in interest rates of savings deposits at First Federal and increased $105,000 for the comparative nine-month period ended June 30, 1999, as the result of increased savings balances at First Federal compared to June 30, 1998.

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $221,000 at June 30, 1999, which represents .13% of total loans. This was a decrease of $455,000 from June 30, 1998.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,808,000 at June 30, 1999, compared to $2,109,000 at June 30, 1998. During the nine-month period ended June 30, 1999, the Savings Bank recorded no recoveries and charge-offs of $310,000, compared to $78,000 in charge-offs and net recoveries of $42,000 during the same period in 1998. Charge-offs increased $232,000 due to the losses taken on the sale of repossessed cars. The provisions for loan losses during the nine-month periods ended June 30, 1999, and 1998, were $76,000 and $329,000 respectively.

Noninterest Income and Expense
------------------------------

Total noninterest income decreased $27,000 for the three-month period and remained stable for the nine-month period ended June 30, 1999, compared to the same period in 1998. Dividends on FHLB stock increased $2,000 for the three-month period and $10,000 for the nine-month period ended June 30, 1999 due to an increase in FHLB stock held. Gain on the sale of loans decreased $60,000 for the three-month period and $80,000 for the nine-month period ended June 30, 1999 due to the decline in fixed-rate loans originated for sale. Other income increased $22,000 for the comparative three-month periods and $67,000 for the comparative nine-month periods due to a $32,000 increase in loan late charges and other loan fees and an increase of $29,500 on ATM fees due to surcharging noncustomer use of ATMs for the nine-month periods.

Total noninterest expenses decreased $116,000 for the three-month period and increased $189,000 for the nine-month period ended June 30, 1999, compared to the same periods in 1998. Salaries and benefits increased $169,000 as a result of an increase of $57,000 in retirement plan accrual costs for the nine-month period ended June 30, 1999, and an increase in salaries of $53,000. Salaries increased due to the increase in staff and normal increases in compensation for the comparative nine-month periods. Occupancy expense increased $69,000 for the nine-month period ended June 30, 1999; $35,000 of the increase was due to increased depreciation on furniture and fixtures, and $20,000 of the increase was due to increased costs for routine repairs and maintenance at branch offices. Data processing costs increased $36,000 due to the costs associated with the utilization of a networking system and the new check-imaging product.

The federal income tax provision decreased $59,000 for the three-month period and $35,000 for the nine-month period ended June 30, 1999, compared to the same period in 1998 due to a decrease in pre-tax net income for the period.

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





Date:  August 13, 1999                 By: /s/ J. William Plummer
                                           ----------------------
                                           J. William Plummer
                                           President



Date:  August 13, 1999                 By: /s/ Connie Ayres LaPlante
                                           -------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer