Form 10KSB
period 1999-09-30
FIRST FEDERAL BANCORP INC/OH/
filed 1999-12-29
CIK 885076

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended September 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                       Commission File Number: 0-20380

                         FIRST FEDERAL BANCORP, INC.
                         ---------------------------
           (Exact name of registrant as specified in its charter)

                     Ohio                               31-1341110
                     ----                               ----------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)            Identification Number)

                505 Market Street, Zanesville, Ohio    43701
                --------------------------------------------
            (Address of principal executive offices) (Zip Code)

               Issuer's telephone number, including area code:
                              (740) 453-0606
                              --------------

       Securities registered under Section 12(b) of the Exchange Act:
                                    None
                                    ----

       Securities registered under Section 12(g) of the Exchange Act:
                      Common shares, without par value
                      --------------------------------
                              (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes  [X]                    No  [ ]

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for its most recent fiscal year were $16,612,459.

      Based upon information regarding the average of the bid and asked price provided by The Nasdaq SmallCap Market, the aggregate market value of the voting shares held by nonaffiliates of the registrant on November 30, 1999, was $17,386,567.

      3,196,171 of the registrant's common shares were issued and outstanding on November 30, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The following sections of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of First Federal Bancorp, Inc., are incorporated by reference into Part III of this Form 10-KSB:

      1.    Proposal One:  Election of Directors;
      2.    Proposal Two:  Ratification of Selection of Auditors;
      3.    Compensation of Executive Officers and Directors; and
      4. Voting Securities and Ownership of Certain Beneficial Owners and Management.

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

Lending Activities

      General. First Federal's primary lending activity is the origination of permanent loans and construction loans secured by one-to-four family homes located in First Federal's primary market area. Construction loans and permanent loans secured by multifamily properties containing five units or more and nonresidential properties are also offered by First Federal. In addition to mortgage lending, First Federal makes automobile loans and other consumer loans, including loans secured by deposit accounts, home equity lines-of-credit, home improvement loans and unsecured loans. First Federal's net loan portfolio was approximately $178.9 million at September 30, 1999, and constituted 85.27% of total assets.

      Loan Portfolio Composition. The following table presents certain information in respect of the composition of First Federal's loan portfolio at the dates indicated:

                                                                    At September 30,
                       ------------------------------------------------------------------------------------------------------------
                              1999                  1998                  1997                  1996                  1995
                       -------------------   -------------------   -------------------   -------------------   --------------------
                                  Percent               Percent               Percent               Percent               Percent
                                  of total              of total              of total              of total              of total
                       Amount      loans     Amount      loans     Amount      loans     Amount      loans     Amount      loans
                       ------     --------   ------     --------   ------     --------   ------     --------   ------     ---------
                                                                 (Dollars in thousands)

Type of Loan:
Real Estate Loans
  One-to-four
   family              $ 96,358    51.58%    $ 96,856    55.99%    $102,723    58.04%    $ 99,496    59.57%    $ 97,347    62.55%
  Multifamily
   (over 4 units)         8,693     4.65        8,735     5.05        9,692     5.47        9,176     5.49        8,265     5.31
  Construction           12,127     6.49        4,459     2.58        3,082     1.74        6,582     3.94        3,601     2.31
  Nonresidential
   real estate           12,692     6.80       10,620     6.14        9,799     5.54        8,505     5.09        7,285     4.68
Consumer Loans
  Automobile             38,752    20.75       35,861    20.73       36,267    20.49       30,376    18.19       26,767    17.20
  Home equity             6,807     3.65        6,287     3.63        4,652     2.63        3,767     2.25        4,136     2.66
  Home improvement          215      .12          323      .19          464      .26          662      .40          818      .52
  Deposit account           338      .18          467      .27          422      .24          484      .29          298      .19
  Education                   -        -            -        -            -        -            -        -           31      .02
  Other secured           7,476     4.00        6,813     3.94        7,237     4.09        5,799     3.47        5,210     3.35
  Unsecured                 715      .38          670      .39          517      .29          515      .31          339      .22
Commercial                2,622     1.40        1,892     1.09        2,137     1.21        1,663     1.00        1,544      .99
                       ----------------------------------------------------------------------------------------------------------

      Total loans      $186,795   100.00%    $172,983   100.00%    $176,992   100.00%    $167,025   100.00%    $155,641   100.00%

  Less:
  Undisbursed loans
   in process             6,495                 1,485                 1,374                 5,105                 2,274
  Net deferred
   origination fees
   (costs) and
   amortized discounts     (470)                 (167)                 (225)                   11                   124
  Allowance
   for loan losses         1,821                2,042                 1,816                 1,611                 1,499
                        --------             --------              --------              --------              --------
      Total loans-net   $178,949             $169,623              $174,027              $160,298              $151,744
                        ========             ========              ========              ========              ========

      Loan Maturity Schedule. The following table sets forth certain information at September 30, 1999, regarding the net dollar amount of certain loans maturing in First Federal's portfolio, based on contractual terms to maturity:

                                              Due during the years ending September 30,
                                              -----------------------------------------
                                                        2001 to     After
                                              2000       2004       2004         Total
                                              ----      -------     -----        -----
                                                          (In thousands)

Fixed-Rate Loans:
Real Estate - Construction                   $    -      $  -      $     -      $     -
Commercial                                        -         -            -            -
                                             ------------------------------------------
                                             $    -      $  -      $     -      $     -
                                             ==========================================

Adjustable-Rate Loans:
Real Estate - Construction                   $  506      $  -      $11,621      $12,127
Commercial                                    2,622         -            -        2,622
                                             ------------------------------------------
                                             $3,128      $  -      $11,621      $14,749
                                             ==========================================

Total Fixed and Adjustable-Rate Loans:
Real Estate - Construction                   $  506      $  -      $11,621      $12,127
Commercial                                    2,622         -            -        2,622
                                             ------------------------------------------
                                             $3,128      $  -      $11,621      $14,749
                                             ==========================================

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

      In the past, selected fixed-rate mortgage loans originated by First Federal, including loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"), have been originated for sale. A majority of the fixed-rate residential real estate loans in First Federal's loan portfolio at September 30, 1999 were originated prior to 1981. See "Loan Originations, Purchases and Sales." During fiscal year 1999, First Federal retained $10.6 million of the $14.0 million fixed-rate residential real estate loans it originated during the year. Loan demand is affected by competition, interest rates, general economic conditions, and the availability of funds for lending. See Exhibit
99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

      First Federal's one-to-four family residential real estate loan portfolio, including loans for the construction of one-to-four family residences, was approximately $108.5 million at September 30, 1999, and represented 58.07% of total loans.

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

      At September 30, 1999, loans secured by multifamily properties totaled approximately $8.7 million, or 4.65% of total loans, the largest of which had a balance of $1.6 million. There were no multifamily real estate loans delinquent or included in classified assets at September 30, 1999.

      Construction Loans. First Federal offers loans to owner-occupants for the construction of single-family homes. Such loans are offered with adjustable rates of interest and for terms of up to 30 years. The borrower pays interest only for the first six months while the residence is being constructed. At September 30, 1999, a total of $12.1 million, or approximately 6.49%, of First Federal's total loans, consisted of construction loans. First Federal currently has no multifamily or nonresidential real estate construction loans in its portfolio. There were no construction loans delinquent at September 30, 1999.

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

      Federal regulations limit the amount of nonresidential mortgage loans which an association can make to 400% of total capital. First Federal's nonresidential real estate loan portfolio at September 30, 1999 was equal to 71.9% of total capital at such date.

      At September 30, 1999, First Federal had a total of $12.7 million invested in nonresidential real estate loans, the largest of which had a balance of $1.3 million. There were no nonresidential real estate loans delinquent at September 30, 1999. Such loans comprised approximately 6.80% of First Federal's total loans.

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

      Automobile loans are originated by First Federal directly and indirectly in conjunction with automobile dealers in First Federal's primary market area. During 1999, approximately 87% of the automobile loans originated by First Federal were originated in conjunction with automobile dealers. When loans are originated in such manner, the dealer takes the loan application and receives a fee if the loan is approved by First Federal. Automobile loans are secured by the automobile purchased with the loan proceeds.

      At September 30, 1999, automobile loans totaled approximately $38.8 million, or 20.75% of total loans. This is an increase from $35.9 million, or 20.73% of total loans as of September 30, 1998.

      Home equity lines-of-credit are originated for terms of up to ten years. Such loans are secured by a first or second mortgage on the borrowers' principle residence. First Federal originates home equity lines-of-credit based on a combined LTV of not more than 80% for the first mortgage, if any, and the line-of-credit. Home equity lines-of-credit totaled $6.8 million, or 3.65% of First Federal's total loans, at such date.

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

      At September 30, 1999, First Federal had approximately $54.3 million, or 29.08% of total loans, invested in consumer loans. Such amount complied with federal regulations limiting the aggregate amount of consumer loans in which a savings association can invest. There were consumer loans with aggregate balances of $761,000 delinquent at September 30, 1999.

      Commercial Loans. Commercial loans totaled $2.6 million. First Federal has new and used car floor-planning programs for two local car dealers with a balance of $1.9 million and $298,000 at September 30, 1999. The floor-plan loans are secured by the title of the cars as well as the real estate. First Federal currently has a commercial line-of-credit loan in its portfolio with a maximum principal amount of $400,000. First Federal intends to originate commercial loans on a very select basis in the future.

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

      Conventional mortgage loan applications are taken by one of First Federal's branch managers or loan personnel. First Federal obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of all necessary information on the credit history of the borrower, the application for a loan over $100,000 is submitted to the President and the principal lending officer of First Federal for approval. Loans for more than $240,000 must be approved by the Loan Committee of the Board of Directors.

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

      Prior to 1992, virtually all conventional residential fixed-rate loans made by First Federal were originated in conjunction with unaffiliated mortgage companies. First Federal originated such loans pursuant to a commitment from a mortgage company to fund the loan or to purchase the loan after it was funded by First Federal. First Federal received a fee, typically 1.50% of the principal amount of the loan. First Federal originated fixed-rate loans in conjunction with mortgage companies because the volume of such loans was not sufficient for First Federal to sell them profitably directly in the secondary market. In 1993, the volume of fixed-rate mortgage loans originated by First Federal increased to such a level that First Federal commenced originating such loans directly and selling them in the secondary market. First Federal retains servicing on loans sold in such manner, from which it derives servicing income. The risk of loss associated with the sale of fixed-rate loans increases as a result of the absence of a commitment for the purchase of a loan at the time a loan is originated. First Federal sells loans on a per loan basis in an attempt to minimize risk. In 1998, First Federal began to retain for its portfolio a portion of the 15-year fixed-rate mortgages originated. For fiscal year 1999, $10.6 million of 15-year fixed-rate loans were retained for the portfolio.

      The following table presents First Federal's mortgage loan origination, purchase and sale activity for the periods indicated:

                                               Year ended September 30,
                                          ---------------------------------
                                            1999         1998         1997
                                            ----         ----         ----
                                                (Dollars in thousands)

Loans originated:
  Adjustable-rate:
    Real estate:
      One-to-four family (1)              $38,007      $24,608      $27,087
      Multifamily                               -            -        1,022
      Nonresidential                          750        1,015          663
    Consumer (4)                           12,523       11,784        8,123
                                          ---------------------------------
        Total adjustable-rate loans       $51,280      $37,407      $36,895
                                          ---------------------------------
  Fixed-rate:
    Real estate:
      One-to-four family (1)              $14,022      $20,917      $ 6,789
      Multifamily                               -        1,000            -
      Nonresidential                        1,700            -          437
    Consumer                               29,976       25,632       28,993
                                          ---------------------------------
        Total fixed-rate loans            $45,698      $47,549      $36,219
                                          ---------------------------------
        Total loans originated            $96,978      $84,956      $73,114
                                          =================================
Loans sold                                  5,146       10,336        5,215
                                          ---------------------------------
Principal repayments (2)                   78,020       78,629       57,932
                                          ---------------------------------
        Total reductions                   83,166       88,965       63,147
                                          =================================
Change in other items - net (3)            (4,486)        (395)       3,762
                                          ---------------------------------
        Net increase (decrease)           $ 9,326      $(4,404)     $13,729
                                          =================================

______________________________
<F1>  Includes construction loans.
<F2>  Includes advances drawn, repayments on lines-of-credits and transfers to real estate owned.
<F3>  Consists of loans in process, net deferred origination costs and unamortized discounts and allowance for loan losses.
<F4>  Includes car floorplan loans secured by real estate and cars.

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

      Based on such limits, First Federal was able to lend approximately $2.5 million to any one borrower at September 30, 1999. The largest amount First Federal had outstanding to one borrower was $1.3 million. Such loan was secured by non-residential real estate and was current at September 30, 1999. See "REGULATION - OTS Regulations -- Lending Limits."

      Loan Origination and Other Fees. First Federal realizes loan origination fee and other fee income from its lending activities and also realizes income from late payment charges, application fees and fees for other miscellaneous services. Loan origination fees, or "points," are paid by borrowers for mortgage loans.

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

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                        At September 30,
                                                ------------------------------------------------------------------
                                                      1999                   1998                   1997
                                                --------------------   --------------------   --------------------
                                                         Percent of             Percent of             Percent of
                                                Amount   total loans   Amount   total loans   Amount   total loans
                                                ------   -----------   ------   -----------   ------   -----------
                                                                      (Dollars in thousands)

Real estate loans delinquent for:
  30 to 59 days                                 $  344      0.19%      $1,177      0.68%      $1,906      1.08%
  60 to 89 days                                    135      0.08          210      0.12          172      0.10
  90 or more days                                  194      0.11          541      0.31          399      0.22
                                                --------------------------------------------------------------
      Total delinquent real estate loans        $  673      0.38       $1,928      1.11       $2,477      1.40
                                                --------------------------------------------------------------
Consumer loans delinquent for:
  30 to 59 days                                    381      0.21          641      0.37          511      0.29
  60 to 89 days                                    166      0.09          238      0.14          305      0.17
  90 or more days                                  214      0.12          234      0.13          384      0.22
                                                --------------------------------------------------------------
      Total delinquent consumer loans              761      0.42        1,113      0.64        1,200      0.68
                                                --------------------------------------------------------------
      Total delinquent loans                    $1,434      0.80%      $3,041      1.75%      $3,677      2.08%
                                                ==============================================================

      Each consumer loan that is delinquent 90 days or more and each real estate loan which is delinquent 120 days or more is reviewed by one of First Federal's loan officers to assess the collectibility of the loan. If the loan is deemed to be uncollectible, First Federal ceases to accrue interest on the loan.

      The following table sets forth information with respect to the accrual and nonaccrual status of First Federal's loans that are 90 days or more past due and other nonperforming assets as of the dates indicated:

                                                                 September 30,
                                                 --------------------------------------------
                                                 1999      1998      1997      1996      1995
                                                 ----      ----      ----      ----      ----
                                                            (Dollars in thousands)

Loans accounted for on a non-accrual
 basis:(1)
  Real estate:
    Residential                                  $130      $610      $368      $211      $264
    Nonresidential                                  0         0         0         0         0
  Consumer                                        100        17        74       175        96
                                                 --------------------------------------------
      Total nonaccrual loans                     $230      $627      $442      $386      $360
                                                 --------------------------------------------
Accruing loans which are contractually
 past due 90 days or more:(1)
  Real estate:
    Residential                                  $ 64      $  0      $111      $126      $178
    Nonresidential                                  0         0         0         0         0
  Consumer                                          0         0         0         0         0
                                                 --------------------------------------------
      Total accruing loans which are
       90 days past due                          $ 64      $  0      $111      $126      $178
                                                 --------------------------------------------
      Total nonaccrual loans and accruing
       loans which are 90 days past due          $294      $627      $553      $512      $538
                                                 ============================================
Percentage of total loans                        0.16%     0.37%     0.31%     0.31%     0.35%
                                                 ============================================
Other nonperforming assets - net                 $  0      $  0      $  0      $  0      $  0
                                                 ============================================

____________________
<F1>  Net of specific valuation allowance.

      During the year ended September 30, 1999, $46,772 of interest income would have been recorded on nonaccruing loans had such loans been accruing and $31,536 of interest income on those loans was included in net income for the period. During the periods shown, First Federal had no restructured loan within the meaning of SFAS No. 15.

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

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:

                                                 At September 30,
                                          ------------------------------
                                           1999        1998        1997
                                           ----        ----        ----
                                              (Dollars in thousands)

Classified assets
  Substandard                             $1,531      $1,846      $1,144
  Doubtful                                     -           -           -
  Loss                                       508         725         346
                                          ------------------------------
      Total classified assets             $2,039      $2,571      $1,490
                                          ==============================

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

                                                                  Year ended September 30,
                                                   ------------------------------------------------------
                                                    1999        1998        1997        1996        1995
                                                    ----        ----        ----        ----        ----
                                                                   (Dollars in thousands)

Balance at beginning of period                     $2,042      $1,816      $1,611      $1,499      $1,021
Charge-offs
  Mortgage loans                                        -           -           -           -          (1)
  Consumer loans                                     (403)       (455)        (28)        (28)        (30)
                                                   ------------------------------------------------------
      Total charge-offs                              (403)       (455)        (28)        (28)        (31)
                                                   ------------------------------------------------------
Recoveries
  Mortgage loans                                        -           -           -           -         438
  Consumer loans                                        -           -          11           9          11
                                                   ------------------------------------------------------
      Total recoveries                                  -           -          11           9         449
                                                   ------------------------------------------------------
      Net (charge-offs) recoveries                   (403)       (455)        (17)        (19)        418
                                                   ------------------------------------------------------
Provision for loss                                    182         681         222         131          60
                                                   ------------------------------------------------------
Balance at end of period                           $1,821      $2,042      $1,816      $1,611      $1,499
                                                   ======================================================
Ratio of net (charge-offs) recoveries to
 average loans outstanding                          (0.24)%     (0.26)%     (0.01)%     (0.01)%      0.28%
                                                   ======================================================

      First Federal classified no loans meeting the definition of impaired during the years ended September 30, 1999 and 1998.

      The following table sets forth an analysis of First Federal's allowance for loan losses allocated by type of loan:

                                                                 At September 30,
                      -------------------------------------------------------------------------------------------------------
                            1999                 1998                 1997                 1996                 1995
                      -------------------  -------------------  -------------------  -------------------  -------------------
                              Percent of           Percent of           Percent of           Percent of           Percent of
                               loans in             loans in             loans in             loans in             loans in
                              category to          category to          category to          category to          category to
                      Amount  total loans  Amount  total loans  Amount  total loans  Amount  total loans  Amount  total loans
                      ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                               (Dollars in thousands)

Mortgage loans        $  572     69.52%    $  600     69.73%    $  548     70.79%    $  521     74.05%    $  566     74.85%
Consumer loans           881     29.08      1,073     29.18        797     28.00        623     24.95        483     24.16
Commercial loans          18      1.40         19      1.09         21      1.21         17      1.00         15      0.99
Unallocated              350         -        350         -        450         -        450         -        435         -
                      ----------------------------------------------------------------------------------------------------
      Total           $1,821    100.00%    $2,042    100.00%    $1,816    100.00%    $1,611    100.00%    $1,499    100.00%
                      ====================================================================================================

      The allocation of the allowance does not restrict the ability of First Federal to utilize such allocated amounts for other types of loans.

      The amount of the unallocated portion of First Federal's loan loss allowance is based on its historical five-year average loss experience for various types of mortgage and consumer loans which are not classified assets, the level of classified assets, general economic conditions and other variables. Unallocated reserves for assets classified "substandard" are established at 15%. For assets for which a specific reserve has been established for the portion of the asset classified "loss," general valuation allowances are typically not established for the balance of the asset classified "substandard." At September 30, 1999, First Federal had no assets classified "doubtful." First Federal's loan loss allowance at September 30, 1999 was considered by management to be adequate. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995" attached hereto, which is incorporated herein by reference.

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

      The following table sets forth an analysis of First Federal's investment portfolio at the dates indicated:

                                                                             At September 30,
                                                --------------------------------------------------------------------------------
                                                       1999                         1998                        1997
                                                ----------------------       ----------------------      -----------------------
                                                Book        Percent of       Book        Percent of      Book        Percent of
                                                value         total          value         total         value         total
                                                -----       ----------       -----       ----------      -----       -----------
                                                                            (Dollars in thousands)

Investment securities:
  U.S. Government securities and
   agency obligations                          $ 9,544        89.41%        $11,907        89.20%        $7,296        81.60%
  Obligations of State and
   political subdivisions                          162         1.52             185         1.39            207         2.32
                                               -----------------------------------------------------------------------------
      Total investment securities                9,706        90.93          12,092        90.59          7,503        83.92
                                               -----------------------------------------------------------------------------
  Mortgage-backed securities                       969         9.07           1,256         9.41          1,438        16.08
                                               -----------------------------------------------------------------------------
      Total investment securities and
       mortgage-backed securities              $10,675       100.00%        $13,348       100.00%        $8,941       100.00%
                                               =============================================================================
Average remaining life of
 investment securities and
 mortgage-backed securities                          1.73 years                   .95 years                   2.92 years
Adjusted weighted average
 maturity of investment securities                    2.9 months                  1.7 months                   3.7 months

      The composition and maturities of First Federal's investment securities and mortgage-backed securities are indicated in the following table:

                                                              At September 30, 1999
                                   -----------------------------------------------------------------------------
                                   Less than      1 to 5       5 to 10       Over          Total investment
                                     1 year        years        years      10 years           securities
                                   ----------   ----------   ----------   ----------   -------------------------
                                   Book value   Book value   Book value   Book value   Book value   Market value
                                   ----------   ----------   ----------   ----------   ----------   ------------
                                                              (Dollars in thousands)

U.S. Government securities
 and agency obligations              $9,544       $  -         $  -         $  -         $ 9,544       $ 9,531
Obligation of States and
  political subdivisions                  -          -          162            -             162           162
Mortgage-backed securities                -          -           83          886             969           980
                                     -------------------------------------------------------------------------
Total investment securities and
 mortgage-backed securities          $9,544       $  -         $245         $886         $10,675       $10,673
                                     =========================================================================
Weighted average yield                 5.08%         -         7.29%        6.77%           5.27%            -

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

      First Federal's deposits were represented by the various types of savings programs described in the following table, at the dates indicated:

                                                                        At September 30,
                                            ---------------------------------------------------------------------------
                                                     1999                      1998                      1997
                                            -----------------------   -----------------------   -----------------------
                                                       Percent of                Percent of                Percent of
                                            Amount   total deposits   Amount   total deposits   Amount   total deposits
                                            ------   --------------   ------   --------------   ------   --------------
                                                                      (Dollars in thousands)

NOW accounts:
  Noninterest bearing                      $  4,631        3%        $  4,446        4%        $  4,214        3%
  Money market                               31,132       22           28,872       19           24,299       19
Passbook and statement savings accounts      24,737       17           25,668       17           25,747       20
                                           ---------------------------------------------------------------------
      Total transaction accounts             60,500       42           58,986       40           54,260       42
                                           ---------------------------------------------------------------------
Certificates of deposit:
  Negotiated-rate certificates                7,811        5            6,070        4            4,587        4
  Money-market certificates:
    3 to 6 months                            11,342        8           12,462        8            5,873        5
    12 to 23 months                          51,324       35           44,656       30           28,104       23
    2 to 21/2 years                           6,672        5            6,741        5            7,882        6
    3 to 31/2 years                           1,408        1           12,736        9           20,382       16
    4 to 41/2 years                             463        -              184        -              204        -
    5 years and greater                       5,251        4            5,458        4            4,968        4
                                           ---------------------------------------------------------------------
      Total certificates of deposit          84,271       58           88,307       60           72,000       58
                                           ---------------------------------------------------------------------
Christmas club and other
 noninterest-bearing accounts                   349        -              396        -              375        -
                                           ---------------------------------------------------------------------
      Total deposits                       $145,120      100%        $147,689      100%        $126,635      100%
                                           =====================================================================

      The following table presents the amount and remaining maturities of time deposits at September 30, 1999:

                                                            Amount Due
                              ------------------------------------------------------------------
                               Up to      Over one year    Over 3 years     Over
       Rate                   one year     to 3 years       to 5 years     5 years       Total
       ----                   --------    -------------    ------------    -------       -----
                                                      (Dollars in thousands)

Total amount maturing         $66,640        $15,973          $1,378        $280        $84,271
Weighted average rate            5.34%         5.05%           5.80%        7.56%          5.30%

      The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1999, and September 30, 1998:

      Maturity                  At September 30, 1999      At September 30, 1998
      --------                  ---------------------      ---------------------
                                       (Dollars in thousands)

Three months or less                    $ 5,404                    $ 2,104
Over 3 months to 6 months                 4,336                      2,688
Over 6 months to 12 months                3,812                      6,508
Over twelve months                        2,285                      5,154
                                        ----------------------------------
      Total                             $15,837                    $16,454
                                        ==================================

      The following table presents First Federal's deposit account balance activity for the periods indicated:

                                             Year ended September 30
                                         --------------------------------
                                         1999          1998          1997
                                         ----          ----          ----
                                             (Dollars in thousands)

Beginning balance                      $147,689      $126,635      $130,072
Deposits                                505,458       480,298       382,506
Withdrawals                             512,344      (463,413)     (389,873)
Interest credited                         4,317         4,169         3,930
                                       ------------------------------------
Ending balance                         $145,120      $147,689      $126,635
                                       ====================================
      Net increase (decrease) in
       deposits                        $ (2,569)     $ 21,054      $ (3,437)
                                       ------------------------------------
Percent increase (decrease) in
 deposits                                 (1.74)%       16.63%        (2.64)%

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

      The following table presents the maximum amount of First Federal's FHLB advances outstanding at September 30, 1999, 1998 and 1997, and the average aggregate balances of FHLB advances outstanding during the years ended September 30, 1999, 1998 and 1997:

                                                       At or for the
                                                  year ended September 30
                                              ------------------------------
                                              1999         1998         1997
                                              ----         ----         ----
                                                  (Dollars in thousands)

Maximum amount of FHLB advances
 outstanding during period                  $47,996      $65,460      $59,805
Average amount of FHLB advances
 outstanding during period                  $45,368      $56,400      $50,260
Amount of FHLB advances outstanding
 at end of period                           $45,568      $47,996      $59,805
Weighted average interest cost of
 FHLB advances during period based
 on month-end balances                         6.21%        6.23%        5.75%

      First Federal had $9.6 million variable-rate advances with original maturities of less than 90 days at September 30, 1999. Fixed-rate long-term advances with a 6.35% weighted average rate consisted of the following by scheduled maturity:

                                            As of September 30, 1999
                                            ------------------------
                                                          Weighted
                                            Amount      Average Rate
                                            ------      ------------

One year or less                            $ 7,000        6.28%
More than one year through 3 years          $12,000        6.13%
More than 3 years through 5 years           $ 7,000        6.60%
More than 5 years through 10 years          $ 9,983        6.70%

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

                                                                      Year ended September 30,
                                 -----------------------------------------------------------------------------------------------
                                                1999                            1998                            1997
                                 ------------------------------  ------------------------------  -------------------------------
                                   Average    Interest             Average    Interest             Average    Interest
                                 Outstanding   earned/   Yield/  Outstanding   earned/   Yield/  Outstanding   earned/   Yield/
                                   balance      paid      rate     balance      paid      rate     balance      paid      rate
                                 -----------  --------   ------  -----------  --------   ------  -----------  --------   -------
                                                                       (Dollars in thousands)

Interest-earning assets:
  Loans receivable-net (1)         $167,912    $14,073    8.38%    $175,846    $15,041    8.55%    $166,185    $14,274    8.59%
  Mortgage-backed securities          1,131         80    7.07        1,346        101    7.50        1,538        113    7.35
  Interest-bearing deposits in
    FHLB                             10,432        359    3.44        3,903        202    5.17        3,047        163    5.35
  Investment securities              14,294        870    6.09        7,958        442    5.57        5,196        304    5.85
                                   -------------------             -------------------             -------------------
Total interest-earning assets      $193,769    $15,382    7.94     $189,053    $15,786    8.35     $175,966    $14,854    8.44
                                   ===================             ===================             ===================
Noninterest-earning assets:
  Cash                                6,166                           7,342                           6,470
  REO                                    (3)                             20                              16
  Fixed assets                        7,036                           7,286                           7,114
  Other assets                        4,969                           5,448                           4,529
                                   --------                        --------                        --------
Total assets                       $211,937                        $209,149                        $194,095
                                   ========                        ========                        ========
Interest-bearing liabilities:
  Certificates of deposit          $ 87,534    $ 4,802    5.49     $ 78,349    $ 4,374    5.58     $ 72,942    $ 3,968    5.44
  Passbook accounts                  25,714        418    1.63       25,769        564    2.19       27,461        670    2.44
  NOW accounts                       30,675        625    2.04       27,519        685    2.49       23,316        504    2.16
  FHLB advances                      45,368      2,817    6.21       56,400      3,516    6.23       50,260      2,888    5.75
                                   -------------------             -------------------             -------------------
  Total interest-bearing
    liabilities                    $189,291    $ 8,662    4.57     $188,037    $ 9,139    4.86     $173,979    $ 8,030    4.62
                                   ===================             ===================             ===================
Noninterest-bearing liabilities:
  Noninterest-bearing NOW
   accounts                           6,436                           5,433                           4,357
  Other liabilities                     833                           1,059                           2,269
  Shareholders' equity               15,377                          14,620                          13,490
                                   --------                        --------                        --------
  Total liabilities and equity     $211,937                        $209,149                        $194,095
                                   ========                        ========                        ========
Net interest income; interest
  rate spread                                  $ 6,720    3.37                 $ 6,647    3.49                 $ 6,824    3.82
                                               =======                         =======                         =======
Net interest yield (2)                                    3.47                            3.52                            3.87
Average interest-earning
  assets to average interest-
  bearing  liabilities               102.37%                         100.54%                         102.62%

_____________________________
<F1>  Includes nonaccrual loans.
<F2>  Net interest yield is net interest income divided by average interest-
      earning assets.

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

      Presented below, as of September 30, 1999, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.

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

                                          September 30, 1999
                                        -----------------------
          Change in Interest Rate       $ Change       % Change
              (Basis Points)             In NPV         in NPV
          -----------------------       --------       --------
                                         (Dollars in thousands)

            +300                        $(2,949)         (15)%
            +200                        $(1,470)          (7)%
            +100                        $  (449)          (2)%
               0                              0            0
            -100                        $   (56)           0%
            -200                        $    36            0%
            -300                        $   453            2%

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

      In the event that interest rates rise from the recent low levels, First Federal's net interest income could be expected to be negatively affected. Rising interest rates could negatively affect First Federal's earnings due to diminished loan demand. In the event that interest rates decline from recent levels, First Federal's net interest income could be expected to be positively affected.

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

                                                                     Year ended September 30,
                                  ------------------------------------------------------------------------------------------------
                                          1999 vs. 1998                    1998 vs. 1997                     1997 vs. 1996
                                  ----------------------------     ----------------------------      -----------------------------
                                  Increase (Decrease)              Increase (Decrease)               Increase (Decrease)
                                         due to                           Due to                            due to
                                   Volume      Rate      Total      Volume      Rate      Total       Volume      Rate      Total
                                   ------      ----      -----      ------      ----      -----       ------      ----      -----
                                                                          (In thousands)

Interest income attributable to:
  Loans receivable                 $(672)     $(296)     $(968)     $  834     $ (67)     $  767      $1,106     $  15     $1,121
  Mortgage-backed securities         (15)        (6)       (21)        (14)        2         (12)        (10)       18          8
  Investment securities              635        (50)       585         196       (19)        177          91         3         94
                                   -----------------------------------------------------------------------------------------------
      Total interest income        $ (52)     $(352)     $(404)     $1,016     $ (84)     $  932      $1,187     $  36     $1,223
                                   ==============================================================================================
Interest expense attributable to:
  Deposits                         $(208)     $ 430      $ 222      $  113     $ 368      $  481      $ (142)    $(130)    $ (272)
  FHLB advances                     (688)       (11)      (699)        373       255         628       1,140        63      1,203
                                   -----------------------------------------------------------------------------------------------
  Total interest expense           $(896)     $ 419      $(477)     $  486     $ 623      $1,109      $  998     $ (67)    $  931
                                   ==============================================================================================
Increase (decrease) in net
  interest income                  $ 830      $(757)     $  73      $  530     $(707)     $ (177)     $  189     $ 103     $  292
                                   ==============================================================================================

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

      There is only one other thrift institution which has its principal offices in Muskingum County, Ohio, but several other savings associations and commercial banks have offices in First Federal's primary market area.
Of the seven banks and thrifts which have offices in Muskingum County, First Federal ranks approximately fourth in deposit share with 12.93% of the savings market as of June 30, 1998, and ranks third in residential real estate originations for purchase of residential property with 12.16% of the mortgage loan originations for the first eight months of the 1999 calendar year.

      The number and size of financial institutions competing with First Federal is also likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate branching by federal savings associations and national banks. Such increased competition may have an adverse effect upon First Federal.

Personnel

      As of September 30, 1999, First Federal had 56 full-time employees and 17 part-time employees. First Federal believes that relations with its employees are excellent. First Federal offers health and life insurance benefits. None of the employees of First Federal are represented by a collective bargaining unit.

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

      Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 1999:

                                         At September 30, 1999
                                      ---------------------------
                                                         Percent
                                      Amount            of assets
                                      ------            ---------
                                        (Dollars in thousands)

Tangible capital                      $15,634             7.45%
Tangible capital requirement            3,147             1.50
                                      ------------------------
  Excess                              $12,487             5.95%
                                      ========================

Core capital                          $15,634             7.45%
Core capital requirement                8,391             4.00
                                      ------------------------
  Excess                              $ 7,243             3.45%
                                      ========================

Total capital                         $16,990            12.95%
Risk-based capital requirement         10,493             8.00
                                      ------------------------
  Excess                              $ 6,497             4.95%
                                      ========================

      Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for First Federal consists of tangible capital) of 4.0% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which for First Federal consists of core capital and general valuation reserves) of 8.0% of risk-weighted assets (assets and certain off balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk).

      The OTS has adopted an interest rate risk component to the risk-based capital requirement. Pursuant to that requirement, each savings association must measure the impact of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association would have to deduct one-half of that excess exposure from its total capital when determining its risk-based capital. The OTS may also adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and nontraditional activities.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. Certain regulatory actions are mandated or recommended for savings associations that are deemed to be well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, after notice and an opportunity for hearing, if the association is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice, including a less than satisfactory examination rating on matters other than capital. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at September 30, 1999 meets the standards for the highest category, a "well-capitalized" association.

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

      Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). QTIs are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL Test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Under legislation effective in 1996, QTIs were expanded to include credit card and educational loans without restriction, and the QTL Test could be met by qualifying as a "domestic building and loan" under the Internal Revenue Code of 1986, as amended (the "Code"). Under this test, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 1999, First Federal met the QTL Test.

      Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are
not subject to this limit.   In applying this limit, the regulations require
that loans to certain related borrowers be aggregated. At September 30, 1999, First Federal was in compliance with this lending limit. See "Lending Activities -- Loan Originations, Purchases and Sales."

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to limits on loans to one borrower, and the total of all such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's total capital (or 200% of total capital for a qualifying institution with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. First Federal was in compliance with such restrictions at September 30, 1999.

      Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Bancorp is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. First Federal was in compliance with these requirements and restrictions at September 30, 1999.

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

      Bancorp is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1999, First Federal met the QTL Test.

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

      The recapitalization plan also provides that the cost of prior thrift failures will be shared by both the SAIF and the BIF, which has increased BIF assessments for healthy banks to $.013 per $100 of deposits in 1998. SAIF assessments for healthy savings associations in 1999 are $.064 per $100 in deposits and may never be reduced below the level set for healthy BIF institutions.

      On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

      The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including Bancorp, to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after May 4, 1999, will be subject to the same restrictions as a multiple thrift holding company. In addition, a unitary thrift holding company in existence on May 4, 1999, may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

      The GLB Act is not expected to have a material effect on the activities in which Bancorp and First Federal currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

FRB Regulations

      Reserve Requirements. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. Such regulations generally require that reserves of 3% be maintained against deposits in transaction accounts up to $44.3 million (subject to an exemption of up to $5 million), and that an initial reserve of 10% be maintained against that portion of total net transaction accounts in excess of $44.3 million. These percentages are subject to adjustment by the FRB. At September 30, 1999, First Federal was in compliance with the reserve requirements then in effect and also in compliance with the new requirements.

Federal Home Loan Banks

      The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Federally chartered savings associations currently are required to be members of a FHLB, although membership will become volontary in May of 2000. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of First Federal's aggregate outstanding principal loan balance or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $3,790,100 at September 30, 1999.

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

      First Federal's average gross receipts for the three tax years ending on September 30, 1999 exceeds $7.5 million, and, as a result, First Federal does not qualify as a small corporation exempt from the alternative minimum tax.

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

      The tax returns of First Federal have been audited or closed without audit through fiscal year 1995. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of First Federal.

      The balance of the "pre-1988 reserves" is subject to the provisions of
Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The "pre-1988 reserves" may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the "pre-1988 reserves"; and, third, out of such other accounts as may be proper. To the extent a distribution by First Federal to Bancorp is deemed paid out of its "pre-1988 reserves" under these rules, the "pre-1988 reserves" would be reduced and First Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the "pre-1988 reserves." As of September 30, 1999, First Federal's "pre-1988 reserves" for tax purposes totaled approximately $1.6 million. First Federal believes it has approximately $8.8 million of accumulated earnings and profits for tax purposes as of September 30, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether First Federal will have current or accumulated earnings and profits in subsequent years.

      The federal income tax provision increased by $87,000 from fiscal 1998 to fiscal 1999. The effective tax rate for fiscal 1999 was 33.1% compared to 33.1% for fiscal year 1998.

Ohio Taxation

      Bancorp is subject to the Ohio corporation franchise tax, which, as applied to Bancorp, is a tax measured by both net income and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) .582% times taxable net worth. For tax years beginning after December 31, 1998, the tax rate is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth. However, holding companies such as Bancorp are exempt from the Ohio net worth tax for years beginning after December 31, 1998 if certain conditions are met. Bancorp meets these conditions, thus exempting it from the Ohio net worth tax in 1999 and subsequent years.

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

      First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of First Federal's book net worth determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions is 1.4% of the book net worth and for tax years thereafter the tax is 1.3% of the book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.  Description of Property.

      The following table sets forth certain information at September 30, 1999, regarding the properties on which the main office and each branch office of First Federal is located and other office properties owned by First Federal:

Location                      Owned or leased      Date acquired      Square footage      Net book value(1)
--------                      ---------------      -------------      --------------      -----------------

Main Office:
Fifth and Market Streets
Zanesville, Ohio  43701            Owned                1961              23,600             $4,534,767

Branch Offices:
990 Military Road
Zanesville, Ohio  43701            Owned                1975               5,000                382,359

2810 Maysville Pike
South Zanesville, Ohio  43701      Owned                1994               2,050                435,104

55 East Main Street
Roseville, Ohio  43777             Owned                1990               2,394                159,688

639 Main Street
Coshocton, Ohio  43812             Owned                1982               4,310                105,081

132 Main Street
Newcomerstown, Ohio  43832         Owned                1984               2,128                  4,625

Other Properties:
995 & 1003 Beverly Avenue
Zanesville, Ohio  43701            Owned                1994               1,284                 64,625

______________________
<F1>  Net book value amounts are for land, buildings and improvements.

      First Federal also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of First Federal's investment in office premises and equipment totaled $6,855,296 million at September 30, 1999. First Federal believes such properties are adequately insured. See Notes to Consolidated Financial Statements for additional information.

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

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      Price information with respect to Bancorp's common shares is listed on The Nasdaq SmallCap Market ("Nasdaq") under the symbol of FFBZ. The following table sets forth the range of high and low bid information for the common shares of Bancorp, as quoted by Nasdaq, together with the dividends declared per common share for each quarter during the fiscal years ended September 30, 1999 and 1998.

                              09/99      06/99      03/99       12/98       09/98       06/98       03/98       12/97
                              -----      -----      -----       -----       -----       -----       -----       -----

Dividend Declared            $0.040     $0.040     $ 0.040     $ 0.040     $ 0.035     $ 0.035     $ 0.035     $ 0.035

High Bid During Quarter       8.688      9.750      10.750      12.750      14.500      13.625      12.875      10.750

Low Bid During Quarter        6.875      7.500       8.500      10.000       9.750      11.875      10.125       9.375

Last Bid Of Quarter           7.125      7.750       9.875      10.500      11.250      13.625      12.875     10.5625

      On June 3, 1998, the Board of Directors declared a stock dividend in the nature of a 2-for-1 stock split. All earnings and dividends per share disclosures have been restated to reflect these stock dividends. Bancorp had 3,196,171 common shares outstanding and held of record by approximately 602 stockholders as of November 30, 1999. Bancorp's common shares are traded in The Nasdaq SmallCap Market(R) under the symbol of FFBZ.

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

      In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, the Bank is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividend, be reduced below the amount required for the Liquidation Account (the account established for the purpose of granting a limited priority claim on the assets of the Bank in the event of complete liquidation to those members of the Bank before the Conversion who maintain a savings account at the Bank after the Conversion), or applicable regulatory capital requirements prescribed by the OTS.

      An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (1) if the proposed distribution would cause total distributions for that calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice; or, (4) if the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

General

      First Federal is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in loans secured by one-to-four family residential real estate located primarily in eastern Ohio. In recent years, First Federal has increased its origination of consumer loans, primarily direct and indirect loans for the purchase of automobiles. First Federal also originates loans secured by multifamily real estate (over four units) and nonresidential real estate, other types of consumer loans, including home equity and home improvement loans, and secured and unsecured lines-of-credit, and commercial loans. First Federal also invests in U.S. government and agency obligations, interest-bearing deposits in other banks, mortgage-backed securities and other investments permitted by applicable law.

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

      2. Management's belief that deposits will increase slightly during fiscal year 2000;

      3. Management's anticipation that loan demand will remain stable; but that the mortgage loan portfolio will increase as higher interest rates make adjustable mortgages that are held in portfolio more attractive;

      4. Management's anticipation that advances from the FHLB will increase to fund loan originations;

      5. Management's anticipation that adjustable-rate loans will reprice higher in fiscal year 2000 if interest rates remain relatively stable;

      6. Legislative changes with respect to the activities of financial institutions;

      7. Management's expectation that the amount of its consumer loans will increase; and

      8. Management's expectation that a significant portion of the certificates of deposit at First Federal maturing in fiscal year 2000 will remain on deposit with First Federal.

Selected Consolidated Financial Data

      The following table sets forth certain information concerning the consolidated financial condition and results of operations of First Federal as of and for the periods indicated:

Selected financial information                            At or for the year ended September 30,
and other data                                 ------------------------------------------------------------
                                               1999          1998          1997          1996          1995
                                               ----          ----          ----          ----          ----
                                                     (Dollars in thousands except for per share data)

Total amount of:
  Assets                                     $209,860      $213,502      $203,703      $184,467      $171,624
  Mortgage-backed securities                      969         1,256         1,438         1,661         1,889
  Loans receivable - net                      178,949       169,623       174,027       160,298       151,744
  Federal funds sold and
   other short-term investments                    25        13,375         1,600         3,175           975
  Interest-bearing deposits in other
   financial institutions                       2,497             0             0             0             0
  Investment securities and FHLB stock         13,496        15,629        10,545         6,478         6,502
  Deposits                                    145,120       147,689       126,635       130,072       129,267
  Borrowed funds                               45,568        47,996        59,805        37,970        27,600
  Stockholders' equity                         17,652        16,500        15,626        13,998        12,745
Number of:
  Real estate loans outstanding                 2,713         2,833         2,972         3,008         2,675
  Consumer loans outstanding                    6,769         6,485         5,994         5,189         4,938
  Deposit accounts                             19,786        21,085        20,349        20,312        20,750
  Full service offices                              6             6             6             6             6

Summary of operations                           1999          1998          1997         1996          1995
                                                ----          ----          ----         ----          ----

  Total interest income                      $ 15,383      $ 15,786      $ 14,854      $ 13,630      $ 12,205
  Total interest expense                        8,662         9,139         8,031         7,099         6,452
                                             ----------------------------------------------------------------
  Net interest income                           6,721         6,647         6,823         6,531         5,753
  Provision for loan losses                       182           681           222           131            60
                                             ----------------------------------------------------------------
  Net interest income after
   provision for loan losses                    6,539         5,966         6,601         6,400         5,693
  Noninterest income                            1,230         1,238         1,096           871           766
  Noninterest expense                           5,515         5,216         4,753         5,092         4,062
                                             ----------------------------------------------------------------
  Income before federal income tax and
   cumulative effect of a change in
   accounting method                            2,254         1,988         2,944         2,179         2,397
  Provision for federal income taxes              746           659           971           745           802
                                             ----------------------------------------------------------------
  Net income                                 $  1,508      $  1,329      $  1,973      $  1,434      $  1,595
                                             ================================================================

  Basic earnings per share                   $    .47      $    .42      $    .63      $    .46      $    .51
                                             ================================================================

  Fully diluted earnings per share           $    .44      $    .38      $    .57      $    .42      $    .48
                                             ================================================================

  Cash dividend declared per share           $   0.16      $   0.14      $   0.12      $  0.105      $   0.09
  Weighted average common and
   common equivalent shares (1)
    Basic                                   3,176,586     3,150,532     3,143,452     3,143,452     3,138,232
    Fully diluted                           3,395,617     3,505,014     3,456,014     3,433,030     3,321,340

______________________________
<F1>  On each of October 26, 1994, November 6, 1996, and June 3, 1998, the
      Board of Directors declared a stock dividend in the nature of a 2-for-1 stock split. All earnings and dividends per share disclosures have been restated to reflect these stock dividends.

                                                                      At or for the
                                                                year ended September 30,
                                                --------------------------------------------------------
Key Operating Ratios                            1999         1998         1997         1996         1995
                                                ----         ----         ----         ----         ----

Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and all
 interest-bearing liabilities) at end
 of period                                      3.17%        3.18%        3.52%        3.71%        3.48%
Average interest rate spread                    3.37         3.49         3.82         3.92         3.54
Net interest yield (net interest
 income divided by average interest-
 earning assets)                                3.47         3.52         3.87         4.04         3.70
Return on stockholders' equity (1)              8.83         8.23        13.36        10.65        13.14
Return on assets (2)                             .71          .64         1.02          .81          .96
Average interest-earning assets to
 average interest-bearing liabilities         102.37       100.54       102.62       102.79       103.90
Stockholders' equity to total assets at
 end of period                                  8.41         7.73         7.67         7.59         7.43
Average stockholders' equity to average
 total assets                                   8.05         7.72         7.61         7.65         7.33
Dividend payout                                34.04        33.33        19.05        22.83        17.65
Nonperforming assets ratio (total
 nonperforming assets divided by
 total assets) at end of period (3)              .11          .29          .27          .28          .31
General valuation allowance to net
 loans outstanding at end of period             0.73         0.84         0.74         0.75         0.76

___________________________
<F1>  Net income divided by average stockholders' equity.
<F2>  Net income divided by average total assets.
<F3>  Nonperforming assets consist of nonaccruing loans, accruing loans which are past due 90 days or more, real estate owned and property held for future sale.

Financial Condition Data

      Total assets of First Federal decreased to $209.9 million at September 30, 1999, from $213.5 million at September 30, 1998. The decrease in assets is the result primarily of a decrease in overnight deposits from $13.4 million to $25,000, offset by an increase in net loans receivable of $9.3 million, or 5.50%, from $169.6 million at September 30, 1998, to $178.9 million at September 30, 1999. The increase in loans receivable was comprised of an increase in residential real estate loans of $7.1 million, a $2.9 million increase in consumer automobile loans, a $730,000 increase in commercial loans and a $991,000 increase in other consumer loans. The increase in residential loans was due to an increased volume in loans originated. The increase in consumer auto loans was also due to an increased volume in loans originated.

      The increase in loans receivable was funded largely by a decrease in cash and cash equivalents of $12.9 million to $5.4 million at September 30, 1999. Investment securities decreased $2.4 million and interest-bearing deposits in other financial institutions increased $2.5 million to retain the level of securities available for liquidity. See "Liquidity and Capital Resources." Mortgage-backed securities decreased by $287,000, or 22.87%, during the 1999 fiscal year due to principal repayments on the mortgage-backed securities portfolio and the use of such funds for operations and loan originations. Accrued interest receivable and other assets increased $273,000 to $1.6 million at September 30, 1999. FHLB stock increased $256,100.

      The allowance for loan losses decreased by $221,000 from $2,042,000 at September 30, 1998, to $1,821,000 at September 30, 1999. Management decreased the provision for loan losses as a result of delinquencies on loans declining from $3.0 million to $1.4 million. Total nonaccrual loans and accruing loans that are 90 days past due decreased from $627,000 to $294,000. First Federal reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. See Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

      Loans not secured by one- to four-family residential real estate are generally considered to involve greater risk of loss than loans secured by one- to four-family residential real estate due, in part, to the effects of general economic conditions. The repayment of multifamily residential and nonresidential real estate loans generally depends upon the cash flow from the operation of the property, which may be negatively affected by national and local economic conditions that cause leases not to be renewed or that negatively affect the operations of a commercial borrower. Construction loans may also be negatively affected by such economic conditions, particularly loans made to developers who do not have a buyer for a property before the loan is made. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. When consumers have trouble paying their bills, they are more likely to pay mortgage loans than consumer loans, and the collateral securing consumer loans, if any, may decrease in value more rapidly than the outstanding balance of the loan.

      Deposits decreased by $2.6 million, or 1.74%, from $147.7 million at September 30, 1998, to $145.1 million at September 30, 1999. The decrease is primarily due to the decrease in certificate of deposit accounts at September 30, 1999. The balance of such deposits decreased $4.0 million to $84.3 million at September 30, 1999, from $88.3 million at September 30, 1998. At September 30, 1999, FHLB advances totaled $45.6 million, a decrease of $2.4 million from the $48.0 million of advances outstanding at September 30, 1998. Management believes that deposits will increase slightly during fiscal year 2000 and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB, whose rates are now in line with current market savings rates and their SAIF premiums. No assurance can be provided, however, that deposits will increase slightly and that loan demand will increase. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

      Stockholders' equity was $17.7 million, or 8.41% of total assets, at September 30, 1999, compared to $16.5 million, or 7.73% of total assets, at September 30, 1998. The increase was attributable to $1.5 million in net income for the 1999 fiscal year, $499,000 in dividends declared, and proceeds from exercised options tax-effected of $144,000.

Comparison of the Years Ended
September 30, 1999 and 1998

      First Federal reported net income for the 1999 fiscal year of approximately $1.5 million, compared to $1.3 million in fiscal year 1998. The most significant changes from 1998 to 1999 were the increase in net interest income of $74,000 and the decrease in the provision for loan losses of $499,000 and an increase in noninterest expense of $299,000.

      Net interest income increased by $74,000 in fiscal year 1999 compared to fiscal year 1998. Interest income decreased $403,000 during fiscal year 1999 from $15.8 million during fiscal year 1998. This decrease was a result of the average mortgage loan balance in 1999 being lower than the average mortgage loan balance in 1998. Loan originations are affected by loan demand, which in turn is affected by interest rates offered, general economic conditions and the availability of funds for lending activities.
If interest rates remain relatively stable during fiscal year 2000, the adjustable-rate mortgage loan portfolio will reprice at slightly higher rates, as most loans originated during fiscal year 1999 were not initially priced at the fully indexed interest rate. These loans will be repricing upward at their first adjustment in fiscal year 2000 while the balance of the adjustable-rate mortgage loan portfolio will not reprice substantially lower during fiscal year 2000. No assurance can be provided, however, that interest rates will remain stable. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of First Federal. Interest expense for fiscal year 1999 decreased $477,000 from $9.1 million during fiscal year 1998. Included in interest expense for 1999 is approximately $2.8 million of interest on borrowed funds. The decrease in interest expense on borrowed funds is the result of decreased FHLB advances and lower interest rates on the advances. The increase in interest expense on deposits is the result of higher interest rates on certificates of deposits.

      First Federal's average interest rate spread decreased from 3.49% in fiscal 1998 to 3.37% in fiscal 1999 because the average rate First Federal is earning on interest-earning assets decreased more than the average rate First Federal is paying on interest-bearing liabilities.

      The provision for loan losses was $182,000 in the 1999 fiscal year, a decrease of $499,000 from the 1998 fiscal year. Management decreased the provision for loan losses as a result of delinquencies on loans declining from $3.0 million to $1.4 million. Total nonaccrual loans and accruing loans that are 90 days past due decreased from $627,000 to $294,000.

      Noninterest income decreased for fiscal year 1999 by $7,700 from fiscal 1998. This is a result of a decrease of $109,000 in the gain on loans sold, due to the retention of fixed-rate loans in the loan portfolio, and an increase in other income of $59,000 and an increase of $27,000 in service charges on deposit accounts.

      Noninterest expenses increased by approximately $299,000 from fiscal 1998 to fiscal 1999. The increase is attributable to a $105,000 increase in data processing costs at the Service Bureau as new services such as imaging and networking were added. In addition, salaries and benefits increased $187,000, mainly due to an increase in entry-level wages and normal pay increases. Occupancy expense increased $92,000 mainly due to increased depreciation of $43,000, increased repairs and maintenance of $24,000 and increased furniture and fixture expense of $24,000. Other operating expenses decreased $65,000. This was the result of not having the approximately $120,000 expense of outside consultants who assisted in identifying ways in which the Bank processes could be conducted more efficiently and manners in which the Bank's products could be made more profitable. This decrease was offset by increased postage expense of $21,000 and courier services of $14,000.

      The federal income tax provision increased by $87,000 from fiscal 1998 to fiscal 1999. The effective tax rate for fiscal year 1999 and 1998 was 33.10%.

Year 2000 Considerations

      As with all financial institutions, First Federal's operations depend almost entirely on computer systems. First Federal has addressed the potential problems associated with the possibility that the computers that control or operate First Federal's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. An overall plan, developed by the Year 2000 Committee, was approved by the Board of Directors and put into effect in 1998. This plan called for a step-by-step process of awareness, assessment, remediation and testing of hardware, software and embedded systems, as well as a customer awareness program, contingency plan and business continuity plan.

      First Federal has been upgrading its technology as part of a planned performance quality commitment and for maintaining a competitive position. As a result, much of the Bank's internal systems now incorporate technology that has been year 2000 ("Y2K") tested and certified. Beginning in fiscal year 1996, the Bank's capital budget included replacement of all personal computers ("PCs") throughout the Company over a 3- to 4-year period. This has brought most PCs into compliance. The Savings Bank has used its current internal staffing with little reliance on outside resources. Major vendors have provided remediated software. First Federal believes that any additional Y2K costs will be immaterial.

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

      First Federal may experience increases in problem loans and credit losses in the event that borrowers or major employers in our area fail to prepare properly for Y2K. First Federal has contacted major borrowers to assess their awareness and status regarding their year 2000 compliance, although loans to commercial borrowers constitute only 1.40% of the loan portfolio. First Federal faces the risk of loss of deposits and consequent liquidity problems should Bank customers lose confidence in the Savings Bank in particular, or the banking system in general, and choose to withdraw their funds. Customers who experience cash flow problems due to their own lack of year 2000 preparedness could fund their cash shortfall by withdrawing their deposits from the Company, thereby causing liquidity problems. First Federal intends to increase its cash reserves during the final months of 1999 and take any other steps deemed necessary to meet liquidity needs. First Federal could also be materially adversely affected if other third parties, such as governmental agencies, clearinghouses, telephone companies, utilities and other service providers fail to prepare properly. First Federal is therefore attempting to assess these risks and take action to minimize their effect.

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

      First Federal's average interest rate spread decreased from 3.82% in fiscal 1997 to 3.49% in fiscal 1998 as a result of the average rate First Federal paid on deposits and borrowings increasing more than the average rate First Federal was earning on loans and securities.

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

      Noninterest income increased for fiscal year 1998 by $142,000 from fiscal 1997. This was a result of the increase in dividends paid on FHLB stock of $64,000, an increase of $91,000 in the gain on loans sold, and a decrease in other income of $26,000.

      Noninterest expenses increased by approximately $545,000 from fiscal 1997 to fiscal 1998. The increase was attributable to a $138,000 increase in data processing costs at the Service Bureau as new services such as imaging and networking were added. To enhance the long-term profitability of the Bank and continue the Bancorp's focus on the creation of value for the Bancorp's shareholders, management retained outside consultants to assist in identifying ways in which Bank processes can be conducted more efficiently and to suggest manners in which the Bank's products can be made more profitable. This investment in long-term profitability increased expenses during the last quarter of the fiscal year by approximately $120,000. In addition, salaries and benefits increased $169,000, mainly due to an increase in staff and an increase in beginning wages and normal pay increases. Occupancy expense increased $57,000 mainly due to increased depreciation and increased property taxes. Other operating expenses increased $213,000.

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

      In recent years, First Federal has stressed short-term consumer lending, primarily the origination of automobile loans. In fiscal year 1999, the automobile loans increased to $38.9 million from $35.9 million in fiscal year 1998. First Federal intends to continue to maintain consumer loans at current levels or increase such amounts, depending upon the demand for such loans. Consumer loans may decrease, however, due to decreased demand or increased competition.

      First Federal's interest rate spread is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time, because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset value to changes in interest rates. The management and Board of Directors of First Federal carefully manage First Federal's exposure to interest rate risk in a manner designed to maintain the projected four-quarter percentage change in net interest income and the projected change in the market value of portfolio equity within the limits established by the Board of Directors assuming a permanent and instantaneous parallel shift in interest rates. The Board has established parameters for the maximum absolute change in net interest income and market value of portfolio equity at +/- 200 basis points at (25)% and (40)%. First Federal's projected change in market value of portfolio is
(7)% and 0% at September 30, 1999.

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

      The OTS requires savings associations to maintain a minimum level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which First Federal may rely if necessary to fund deposit withdrawals and other short-term funding needs. First Federal's regulatory liquidity was 6.49% at September 30, 1999. OTS regulations presently require First Federal to maintain an average daily balance of investments in United States Treasury obligations, federal agency obligations and other investments having maturities of five years or less equal to 4% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less.

      During the fiscal year ended September 30, 1999, cash provided by operating activities, overnight deposits, mortgage-backed securities repayments, and loan repayments were used to fund deposit maturities and withdrawals, repay borrowings, and loan originations.

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

      First Federal anticipates that it will have sufficient funds available in 2000 from loan and mortgage-backed securities repayments, investment security maturities, increased savings balances and FHLB advances to meet expected loan demand. At September 30, 1999, First Federal had outstanding commitments to originate loans of $3,327,100, unfunded lines-of-credit totaling $6.9 million (a significant portion of which normally remains unfunded) and $0 in commitments to sell loans. There were no commitments to purchase loans at such date. Certificates of deposit scheduled to mature in one year or less at September 30, 1999, totaled $66.6 million. Management believes that a significant portion of the amounts maturing during 2000 will remain on deposit with First Federal because they are mostly from within First Federal's primary market area and are not negotiated rate deposits. Deposits may not remain, however, due to changes in the economy, changes in interest rates that may make alternative investments more attractive, or increased competition among financial institutions.

      First Federal's liquidity is a product of its operating, investing and financing activities. These activities for the periods presented are summarized in the following table:

                                                                Years ended September 30,
                                                            --------------------------------
                                                            1999          1998          1997
                                                            ----          ----          ----
                                                                     (In thousands)

Net cash provided by operating activities                $  1,538      $  2,118      $  1,760

Net cash used in investing                                 (9,236)       (1,364)      (18,982)

Net cash provided by financing activities                  (5,254)        8,741        17,897
                                                         ------------------------------------

(Decrease) Increase in cash and cash equivalents          (12,952)        9,495           675

Cash and cash equivalents at beginning of year             18,332         8,837         8,162
                                                         ------------------------------------

Cash and cash equivalents at end of year                 $  5,380      $ 18,332      $  8,837
                                                         ====================================

      First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 1999.

                                                        Percent
                                           Amount      of assets
                                           ------      ---------
                                           (Dollars in thousands)

Tangible capital                          $15,634        7.45%
Tangible capital requirement                3,147        1.50
                                          -------------------
  Excess                                  $12,487        5.95%
                                          ===================

Core capital                              $15,634        7.45%
Core capital requirement                    8,391        4.00
                                          -------------------
  Excess                                  $ 7,243        3.45%
                                          ===================

Total risk-based capital                  $16,990       12.95%
Risk-based capital requirement             10,493        8.00
                                          -------------------
  Excess                                  $ 6,497        4.95%
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

Effect of Accounting Changes

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. This Statement will not have a material effect on the Company.

Change of Auditors

      Upon the recommendation of the Audit Committee and the approval of the Board of Directors of Bancorp, Crowe Chizek and Company LLP ("Crowe Chizek") was dismissed as Bancorp's independent public auditors on December 17, 1999. On the same date, Olive was engaged to audit Bancorp's financial statements for the fiscal year ended September 30, 2000. The decision to change auditors was based upon a belief that Olive could serve Bancorp's needs more efficiently and responsively than Crowe Chizek.

      The report of Crowe Chizek on the financial statements for the fiscal years ended September 30, 1999, and September 30, 1998, contained no adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. There has not been any disagreement between Bancorp and Crowe Chizek on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 7.  Financial Statements.

                         FIRST FEDERAL BANCORP, INC.
                              Zanesville, Ohio

                             September 30, 1999


                                  CONTENTS


REPORT OF INDEPENDENT AUDITORS                                     37

FINANCIAL STATEMENTS

      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION               38

      CONSOLIDATED STATEMENTS OF INCOME                            39

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY              40

      CONSOLIDATED STATEMENTS OF CASH FLOWS                        41

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   43


                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
First Federal Bancorp, Inc.
Zanesville, Ohio

We have audited the accompanying consolidated statements of financial condition of First Federal Bancorp, Inc., as of September 30, 1999 and 1998, and related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Bancorp, Inc. as of September 30, 1999 and 1998, and results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.


                                       Crowe, Chizek and Company LLP

Columbus, Ohio
October 15, 1999

                         FIRST FEDERAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         September 30, 1999 and 1998

                                                                         1999              1998
                                                                         ----              ----

ASSETS
Cash and amounts due from depository institutions                    $  5,355,233      $  4,957,155
Overnight deposits                                                         25,000        13,375,000
                                                                     ------------------------------
      Cash and cash equivalents                                         5,380,233        18,332,155
Interest-bearing deposits in other financial institutions               2,497,030                 -
Securities held to maturity (Fair value - $9,693,000 in 1999
 and $12,105,000 in 1998)                                               9,705,812        12,092,484
Mortgage-backed securities held to maturity (Fair value -
 $980,000 in 1999 and $1,252,000 in 1998)                                 969,044         1,256,327
Loans receivable, net                                                 178,949,202       169,622,791
Federal Home Loan Bank stock                                            3,790,100         3,534,000
Premises and equipment, net                                             6,978,793         7,347,715
Accrued interest receivable and other assets                            1,589,594         1,316,905
                                                                     ------------------------------

      Total assets                                                   $209,859,808      $213,502,377
                                                                     ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                           $145,120,096      $147,688,662
  Borrowed funds                                                       45,568,460        47,995,988
  Advances from borrowers for taxes and insurance                         411,326           295,463
  Accrued expenses and other liabilities                                1,107,658         1,022,450
                                                                     ------------------------------
      Total liabilities                                               192,207,540       197,002,563
                                                                     ------------------------------

Commitments and contingencies

Stockholders' equity
  Preferred stock: $100 par value; 1,000,000 shares
   authorized; no shares issued and outstanding
   Common stock: no par value; 9,000,000 shares
   authorized; 3,303,400 shares issued; 3,196,171 shares
   outstanding in 1999 and 3,150,532 shares
   outstanding in 1998                                                  3,736,076         3,656,323
  Retained earnings                                                    14,268,057        13,334,589
  Treasury shares, 107,229 shares in 1999 and
   152,868 shares in 1998, at cost                                       (351,865)         (491,098)
                                                                     ------------------------------
      Total stockholders' equity                                       17,652,268        16,499,814
                                                                     ------------------------------

      Total liabilities and stockholders' equity                     $209,859,808      $213,502,377
                                                                     ==============================

        See accompanying notes to consolidated financial statements.

                         FIRST FEDERAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                Years ended September 30, 1999, 1998 and 1997

                                                    1999             1998             1997
                                                    ----             ----             ----

Interest income
  Interest and fees on loans                    $14,073,473      $15,040,568      $14,273,365
  Interest on securities                            950,014          543,359          417,158
  Other interest income                             359,018          202,064          163,389
                                                ---------------------------------------------
      Total interest income                      15,382,505       15,785,991       14,853,912
                                                ---------------------------------------------

Interest expense
  Interest on deposits                            5,844,591        5,622,884        5,142,179
  Interest on borrowed funds                      2,817,425        3,516,457        2,888,430
                                                ---------------------------------------------
      Total interest expense                      8,662,016        9,139,341        8,030,609
                                                ---------------------------------------------

Net interest income                               6,720,489        6,646,650        6,823,303

Provision for loan losses                           181,853          680,757          222,268
                                                ---------------------------------------------

Net interest income after provision for
 loan losses                                      6,538,636        5,965,893        6,601,035
                                                ---------------------------------------------

Noninterest income
  Service charges on deposit accounts               351,951          324,836          310,308
  Gain on sale of loans                              49,233          158,540           67,624
  Dividends on FHLB stock                           256,289          241,150          177,456
  Other operating income                            572,481          513,101          540,487
                                                ---------------------------------------------
      Total noninterest income                    1,229,954        1,237,627        1,095,875
                                                ---------------------------------------------

Noninterest expense
  Salaries and employee benefits                  2,386,681        2,200,042        2,031,085
  Occupancy and equipment expense                   906,345          814,220          758,537
  Deposit insurance expense                         142,681          139,818          174,218
  Data processing expense                           570,840          466,186          328,213
  Advertising                                       227,385          248,505          267,088
  Ohio franchise taxes                              213,231          215,209          192,511
  Other operating expenses                        1,067,828        1,132,402        1,000,983
      Total noninterest expense                   5,514,991        5,216,382        4,752,635

Income before income taxes                        2,253,599        1,987,138        2,944,275

Provision for income taxes                          745,979          658,594          971,697
                                                ---------------------------------------------

Net income                                      $ 1,507,620      $ 1,328,544      $ 1,972,578
                                                =============================================

Basic earnings per share                        $       .47      $       .42      $       .63
                                                =============================================

Diluted earnings per share                      $       .44      $       .38      $       .57
                                                =============================================

        See accompanying notes to consolidated financial statements.

                         FIRST FEDERAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years ended September 30, 1999, 1998 and 1997

                                                                                             Total
                                             Common        Retained         Treasury      Stockholders'
                                             Stock         Earnings          Stock           Equity
                                             ------        --------         --------      -------------

Balance, October 1, 1996                   $3,656,323      $10,876,921      $(535,395)      $13,997,849

Dividends declared, $.12 per share                            (377,416)                        (377,416)

Net income for the year ended
  September 30, 1997                                         1,972,578                        1,972,578

Sale of 10,000 shares of treasury
 stock from exercise of options                                (10,463)        43,313            32,850
                                           ------------------------------------------------------------

Balance, September 30, 1997                 3,656,323       12,461,620       (492,082)       15,625,861

Dividends declared, $.14 per share                            (456,803)                        (456,803)

Net income for the year ended
  September 30, 1998                                         1,328,544                        1,328,544

Sale of 300 shares of treasury
 stock from exercise of options                                  1,228            984             2,212
                                           ------------------------------------------------------------

Balance, September 30, 1998                 3,656,323       13,334,589       (491,098)       16,499,814

Dividends declared, $.16 per share                            (498,723)                        (498,723)

Net income for the year ended
  September 30, 1999                                         1,507,620                        1,507,620

Sale of 45,639 shares of treasury
 stock from exercise of options                79,753          (75,429)       139,233           143,557
                                           ------------------------------------------------------------

Balance, September 30, 1999                $3,736,076      $14,268,057      $(351,865)      $17,652,268
                                           ============================================================

        See accompanying notes to consolidated financial statements.

                         FIRST FEDERAL BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years ended September 30, 1999, 1998 and 1997

                                                               1999              1998              1997
                                                               ----              ----              ----

Cash flows from operating activities
  Net income                                               $  1,507,620      $  1,328,544      $  1,972,578
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and intangible amortization                    581,030           537,603           472,846
    Net amortization (accretion) on securities                 (240,918)          (63,061)          (63,517)
    Provision for loan losses                                   181,853           680,757           222,268
    Deferred taxes                                              112,204           (89,968)          159,930
    Net change in mortgage loans originated for sale             54,000            85,075            (1,726)
    FHLB stock dividend                                        (256,100)         (241,000)         (177,200)
    Changes in other assets and other liabilities              (401,687)         (119,616)         (825,594)
                                                           ------------------------------------------------
      Net cash from operating activities                      1,538,002         2,118,334         1,759,585
                                                           ------------------------------------------------

Cash flows from investing activities
  Purchase of FHLB stock                                              -          (251,100)       (1,111,800)
  Purchase of interest-bearing deposits
   in other financial institutions                           (2,497,030)                -                 -
  Purchase of securities                                    (20,203,768)      (12,845,646)       (8,980,101)
  Proceeds from maturities of securities                     22,831,358         8,319,785         6,265,325
  Principal collected on mortgage-backed securities             287,283           181,353           223,337
  Loans made to customers, net of principal repayments       (9,849,851)        3,196,745       (14,068,321)
  Proceeds from sales and payments received
   on real estate owned and repossessed assets                  407,623           417,991           110,701
  Purchases of premises and equipment                          (211,530)         (383,621)       (1,420,669)
                                                           ------------------------------------------------
      Net cash from investing activities                     (9,235,915)       (1,364,493)      (18,981,528)
                                                           ------------------------------------------------

Cash flows from financing activities
  Net change in deposit accounts                             (2,568,566)       21,054,092        (3,437,046)
  Net change in short-term FHLB advances                              -       (29,809,012)        7,835,000
  Proceeds from long-term FHLB advances                      23,960,000        21,000,000        17,000,000
  Repayment of long-term FHLB advances                      (26,387,528)       (3,000,000)       (3,000,000)
  Net change in advance payments by
   borrowers for taxes and insurance                            115,863           (80,813)         (164,458)
  Cash dividends paid                                          (517,335)         (425,292)         (369,264)
  Proceeds from exercise of options                             143,557             2,212            32,850
                                                           ------------------------------------------------
      Net cash from financing activities                     (5,254,009)        8,741,187        17,897,082
                                                           ------------------------------------------------

Net change in cash and cash equivalents                     (12,951,922)        9,495,028           675,139

Cash and cash equivalents at beginning of year               18,332,155         8,837,127         8,161,988
                                                           ------------------------------------------------

Cash and cash equivalents at end of year                   $  5,380,233      $ 18,332,155      $  8,837,127
                                                           ================================================

Supplemental disclosures of cash flow information
  Cash paid during the year:
    Interest on deposits and borrowings                    $  8,721,301      $  9,053,106      $  8,034,416
    Income taxes                                                537,000           875,000           850,000

  Noncash transactions:
    Transfer of loan balances to real
     estate owned and repossessed assets                   $    341,587      $    441,261      $    108,541

        See accompanying notes to consolidated financial statements.

                         FIRST FEDERAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1999, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of First Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank of Eastern Ohio (the "Bank"). All significant intercompany accounts and transactions have been eliminated.

Concentration of Credit Risk: The Company grants residential, consumer and commercial loans to customers located primarily in east central Ohio. These loans account for substantially all of the Company's revenues. Mortgage loans make up approximately 53% of the Company's loan portfolio, 21% is made up of automobile loans, 19% is made up of multi-family, nonresidential and construction mortgage loans and the remaining 7% is made up of other consumer and commercial loans.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Areas involving use of management's estimates and assumptions include the allowance for loan losses, realization of deferred tax assets, determination and carrying value of impaired loans, depreciation of premises and equipment, fair value of financial instruments, net accrued pension liability, carrying value of other real estate and loans held for sale recognized in the Company's financial statements. Actual results could differ from those estimates. Estimates subject to possible change in the near term include the allowance for loan losses and fair value of financial instruments.

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

Trading securities are those purchased principally to sell in the near term, and are carried at fair value with unrealized gains and losses reflected in earnings. The Company currently has no trading securities.

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

                                       1999           1998           1997
                                       ----           ----           ----

Basic earnings per share             3,176,586      3,150,532      3,143,452
Diluted earnings per share           3,395,617      3,505,014      3,456,014

Reclassifications: Certain reclassifications have been made to the 1998 and 1997 financial statements to be comparable to the 1999 presentation.

NOTE 2 - SECURITIES

The amortized cost and estimated fair value of securities held to maturity are as follows at September 30:

                                                           1 9 9 9
                                     ------------------------------------------------------
                                                     Gross          Gross         Estimated
                                     Amortized     Unrealized     Unrealized        Fair
                                       Cost          Gains          Losses          Value
                                     ---------     ----------     ----------      ----------

U.S. Government Treasury
 and agency securities             $ 9,543,935      $    71        $(13,006)      $ 9,531,000
Other debt securities                  161,877          123                           162,000
                                   ----------------------------------------------------------
      Total                          9,705,812          194         (13,006)        9,693,000
Mortgage-backed securities             969,044        15,505         (4,549)          980,000
                                   ----------------------------------------------------------

                                   $10,674,856      $15,699        $(17,555)      $10,673,000
                                   ==========================================================

                                                           1 9 9 8
                                     ------------------------------------------------------
                                                     Gross          Gross         Estimated
                                     Amortized     Unrealized     Unrealized        Fair
                                       Cost          Gains          Losses          Value
                                     ---------     ----------     ----------      ----------

U.S. Government Treasury
 and agency securities             $11,907,299      $14,310        $ (1,609)      $11,920,000
Other debt securities                  185,185                         (185)          185,000
                                   ----------------------------------------------------------
      Total                         12,092,484       14,310          (1,794)       12,105,000
Mortgage-backed securities           1,256,327       36,864         (41,191)        1,252,000
                                   ----------------------------------------------------------

                                   $13,348,811      $51,174        $(42,985)      $13,357,000
                                   ==========================================================

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                 Estimated
                                                Amortized          Fair
                                                   Cost            Value
                                                ---------        ---------

Due in one year or less                        $ 9,543,935      $ 9,531,000
Due after five through ten years                   161,877          162,000
Mortgage-backed securities                         969,044          980,000
                                               ----------------------------
                                               $10,674,856      $10,673,000
                                               ============================

No debt securities were sold for fiscal years ending September 30, 1999, 1998 or 1997.

At September 30, 1999 and 1998, $6,545,000 and $4,125,000 of securities were pledged to collateralize public funds deposited in the Bank.

NOTE 3 - LOANS RECEIVABLE

The loan portfolio at September 30 consisted of the following:

                                                 1999              1998
                                                 ----              ----

Real estate loans
  One- to four-family residences             $ 96,357,771      $ 96,856,082
  Multifamily                                   8,693,472         8,734,898
  Nonresidential                               12,692,100        10,620,454
  Construction loans                           12,127,162         4,459,100
                                             ------------------------------
                                              129,870,505       120,670,534
Less
  Undisbursed portion of loans in process       6,495,020         1,485,402
  Net deferred loan origination fees              149,100           414,950
                                             ------------------------------
      Total real estate loans                 123,226,305       118,770,182
                                             ------------------------------

Consumer and other loans
  Automobile                                   38,752,043        35,861,551
  Loans on deposit accounts                       337,679           466,721
  Home equity, education and other             15,212,195        14,092,671
  Commercial loans                              2,622,710         1,891,737
                                             ------------------------------
                                               56,924,627        52,312,680
  Net deferred loan origination costs             619,190           581,929
                                             ------------------------------
      Total consumer and other loans           57,543,817        52,894,609
                                             ------------------------------

Total loans                                   180,770,202       171,664,791

Less allowance for loan losses                  1,821,000         2,042,000
                                             ------------------------------

                                             $178,949,202      $169,622,791
                                             ==============================

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                    1999            1998            1997
                                    ----            ----            ----

Balance at beginning of year     $2,042,000      $1,816,000      $1,611,000
Provision charged to income         181,853         680,757         222,268
Net charge-offs                    (402,853)       (454,757)        (17,268)
                                 ------------------------------------------

Balance at end of year           $1,821,000      $2,042,000      $1,816,000
                                 ==========================================

Impaired loans are not material at September 30, 1999 and 1998 or during the years then ended.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1999, 1998 and 1997 were approximately $22,393,000, $21,319,000 and $14,730,000. Mortgage servicing rights at September 30, 1999 and 1998 and activity for capitalized mortgage servicing rights for 1999, 1998 and 1997 are not material.

In the ordinary course of business, the Bank has granted loans to certain officers, directors and their related interests. Related party loan activity, for loans aggregating $60,000 or more to any one related party, is summarized as follows:


      Balance at September 30, 1998                 $  988,372
      Additions                                        433,000
      Repayments                                       (20,342)
                                                    ----------

      Balance at September 30, 1999                 $1,470,176
                                                    ==========

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following at September 30:

                                                   1999             1998
                                                   ----             ----

Land and improvements                          $   833,285      $   776,939
Office buildings and leasehold improvements      6,513,047        6,513,048
Furniture, fixtures and equipment                2,903,712        2,804,818
                                               ----------------------------
      Total                                     10,250,044       10,094,805
Accumulated depreciation                         3,271,251        2,747,090
                                               ----------------------------

                                               $ 6,978,793      $ 7,347,715
                                               ============================

Depreciation expense was $580,452, $537,089 and $462,707 for the years ended September 30, 1999, 1998 and 1997.

NOTE 5 - DEPOSITS

Deposits at September 30 are summarized as follows:

                                                            1999              1998
                                                            ----              ----

Noninterest-bearing checking                            $  4,631,204      $  4,446,098
Christmas club and other noninterest-bearing                 349,040           396,118
                                                        ------------------------------

      Total noninterest-bearing                            4,980,244         4,842,216
                                                        ------------------------------

Money market checking                                     31,132,051        28,872,047
Passbook and statement savings                            24,736,486        25,667,771
Negotiated-rate certificates of deposit                    7,811,493         6,070,120
Fixed-rate certificates of deposit                        76,459,822        82,236,508
                                                        ------------------------------

      Total interest-bearing                             140,139,852       142,846,446
                                                        ------------------------------

      Total deposits                                    $145,120,096      $147,688,662
                                                        ==============================

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $15,837,000 and $16,454,000 at September 30,
1999 and 1998. Deposits greater than $100,000 are not insured by the Federal Deposit Insurance Corporation (FDIC).

At September 30, 1999, scheduled maturities of certificates of deposit are as follows for the year ending September 30:

                                             Amount
                                             ------

            2000                          $66,639,741
            2001                           14,343,114
            2002                            1,630,288
            2003                            1,085,761
            2004                              292,688
            Thereafter                        279,723
                                          -----------

                                          $84,271,315
                                          ===========

NOTE 6 - BORROWED FUNDS

Borrowed funds consist solely of Federal Home Loan Bank (FHLB) advances. Fixed-rate long-term advances (ranging from 5.62% to 6.90%) consist of the following at September 30, 1999, by scheduled maturity:

                                             Amount
                                             ------

            2000                          $16,585,000
            2001                           11,000,000
            2002                            1,000,000
            2003                            6,000,000
            2004                            1,000,000
            Thereafter                      9,983,460
                                          -----------

                                          $45,568,460
                                          ===========

At September 30, 1999, $3,790,000 of FHLB stock and $68,353,000 of one- to four-family residential loans were pledged to collateralize advances from the FHLB. Based on the Company's FHLB stock investment at September 30, 1999, the Company could borrow up to $75,802,000.

NOTE 7 - FEDERAL INCOME TAXES

The provision for federal income taxes for the years ended September 30 consists of the following components:

                                         1999          1998          1997
                                         ----          ----          ----

Current federal income taxes           $633,775      $748,562      $811,767
Deferred federal income tax
 expense (benefit)                      112,204       (89,968)      159,930
                                       ------------------------------------

                                       $745,979      $658,594      $971,697
                                       ====================================

The reconciled difference between the financial statement provision and amounts computed by using the statutory rate is as follows for the years ended September 30:

                                           1999                     1998                      1997
                                    -------------------      -------------------       -------------------
                                    Amount      Percent      Amount      Percent       Amount      Percent
                                    ------      -------      ------      -------       ------      -------

Income tax computed
 at the statutory rate             $766,224      34.0%      $675,627      34.0%      $1,001,054      34.0%
Tax effect of
 miscellaneous items                (20,245)     (0.9)       (17,033)     (1.1)         (29,357)     (1.2)
                                   ----------------------------------------------------------------------

                                   $745,979      33.1%      $658,594      32.9%      $  971,697      32.8%
                                   ======================================================================

The following are sources of gross deferred tax assets and liabilities as of September 30:

                                                              1999           1998           1997
                                                              ----           ----           ----

Items giving rise to deferred tax assets:
  Allowance for loan losses in excess of tax reserve       $ 323,225      $ 339,182      $ 262,342
  Pension expense                                             36,697         16,620         17,462
  Accrued vacation and sick pay                               34,986         34,986         34,986
  Gain on sale of real estate owned                                                         16,954
  Other                                                        2,624         15,856         22,341
                                                           ---------------------------------------
      Gross deferred tax asset                               397,532        406,644        354,085
                                                           ---------------------------------------

Items giving rise to deferred tax liabilities:
  Deferred loan fees                                         (31,067)                      (95,903)
  FHLB stock dividends                                      (495,965)      (408,891)      (326,951)
  Depreciation                                              (188,835)      (201,449)      (221,360)
  Amortization of certificate of deposit premium              (9,573)       (11,826)       (14,078)
  Other                                                                        (182)        (1,465)
                                                           ---------------------------------------
      Gross deferred tax liability                          (725,440)      (622,348)      (659,757)
                                                           ---------------------------------------

      Net deferred tax liability                           $(327,908)     $(215,704)     $(305,672)
                                                           =======================================

In August 1996, legislation was enacted repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Bank must recapture that portion of the reserve exceeding the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. Legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1997, provided the institution met certain residential lending requirements. At September 30, 1999, the Bank had approximately $870,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company can be a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of those instruments. The Company follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. As of September 30, 1999, the Company had commitments to make loans and unfunded lines of credit (at market rates) of approximately $8,018,000, excluding loans in process. $6,606,000 were variable-rate and $1,412,000 were fixed-rate commitments. The fixed-rate commitments had interest rates ranging from 7.74% to 18.00%. As of September 30, 1998, the Company had commitments to make loans and unfunded lines of credit (at market rates) of approximately $7,296,000, excluding loans in process. $6,158,000 were variable-rate and $1,138,000 were fixed-rate commitments. The fixed-rate commitments had interest rates ranging form 6.75% to 8.50%. The Company also had commitments to sell $54,000 of fixed-rate mortgage loans at September 30, 1998.

At September 30, 1999 and 1998, the Company was required to have $839,000 and $796,000 on deposit with the Federal Reserve Bank or as cash on hand. These reserves do not earn interest.

NOTE 9 - CAPITAL STANDARDS

The Bank is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines using the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's requirements are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At September 30, the Bank's actual capital levels and minimum required levels (in thousands) were:

                                                                                         Minimum
                                                                                       Requirement
                                                                Minimum                To Be Well
                                                              Requirement           Capitalized Under
                                                              For Capital           Prompt Corrective
                                        Actual             Adequacy Purposes        Action Provisions
                                  ------------------       ------------------       -----------------
                                  Amount       Ratio       Amount       Ratio       Amount      Ratio
                                  ------       -----       ------       -----       ------      -----

1999
  Total Capital (to risk
   weighted assets)               $16,990      12.95%      $10,493      8.00%      $13,116      10.00%
  Tier I (Core) Capital
   (to risk weighted assets)      $15,634      11.92%      $ 5,246      4.00%      $ 7,869       6.00%
  Tier I (Core) Capital
   (to adjusted total assets)     $15,634       7.45%      $ 8,391      4.00%      $10,488       5.00%

1998
  Total Capital (to risk
   weighted assets)               $16,147      11.86%      $10,890      8.00%      $13,612      10.00%
  Tier I (Core) Capital
   (to risk weighted assets)      $14,717      10.81%      $ 5,445      4.00%      $ 8,167       6.00%
  Tier I (Core) Capital
   (to adjusted total assets)     $14,717       6.87%      $ 8,563      4.00%      $10,704       5.00%

Retained earnings at September 30, 1999 and 1998 include approximately $1,615,000 for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments from carryback of net operating losses would create income for tax purposes only, which would be subject to current tax. The unrecorded deferred tax liability on the above amount at September 30, 1999 and 1998 was approximately $549,000. The Bank at year-end 1999 and 1998 was categorized as well capitalized.

NOTE 10 - DIVIDENDS

Regulations of the Office of Thrift Supervision (the "OTS") limit the amount of dividends and other capital distributions that may be paid by a savings institution without prior approval of the OTS. The regulatory restriction is based on a three-tired system with the greatest flexibility being afforded to well-capitalized (Tier 1) institutions. The Bank is currently a Tier 1 institution. Accordingly, the Bank can make, without prior regulatory approval, distributions during a calendar year up to 100% of its retained net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid) as long as the Bank would remain well-capitalized, as defined in the OTS prompt corrective-action regulations, following the proposed distribution. Accordingly, at September 30, 1999, approximately $1,881,000 of the Bank's retained earnings was potentially available for distribution to the Company.

NOTE 11 - PENSION PLAN

The Bank has a noncontributory defined benefit pension plan providing retirement and death benefits for all of its eligible employees. The Plan's benefit formula is the projected unit credit formula that encompasses future salary levels and participants' years of service and cash surrender value of insurance policies. The components of pension expense and related actuarial assumptions were as follows:

                                         1999          1998          1997
                                         ----          ----          ----

Service cost                           $ 73,599      $ 72,610      $ 62,396
Interest cost                            91,579        92,639        80,369
Return on plan assets                    18,391       (95,081)      (86,240)
Net amortization and deferral           (69,333)       53,056        49,964
                                       ------------------------------------

Net pension cost                       $114,236      $123,224      $106,489
                                       ====================================

Discount rate on benefit obligation        7.72%         6.74%         7.40%

Rate of compensation increase              4.00          4.00          4.00

Expected long-term rate of return on
 assets                                    5.00          5.00          5.00

Information about the pension plan was as follows:

                                                    1999            1998
                                                    ----            ----

Change in benefit obligation
  Beginning benefit obligation                   $1,368,294      $1,251,878
  Service cost                                       73,599          72,610
  Interest cost                                      91,579          92,639
  Actuarial (gain) loss                            (471,186)         30,406
  Benefits paid                                     (19,559)        (79,239)
                                                 --------------------------
  Ending benefit obligation                       1,042,727       1,368,294

Change in plan assets, at fair value
  Beginning plan assets                           1,148,857         962,230
  Actual return                                     (18,391)         95,091
  Employer contributions                             61,862         170,785
  Benefits paid                                     (19,559)        (79,239)
                                                 --------------------------
  Ending plan assets                              1,172,769       1,148,857

Funded status                                       130,042        (219,437)
Unrecognized net actuarial gain (loss)             (130,557)        270,028
Unrecognized net transition liability                11,239          12,507
                                                 --------------------------

Prepaid benefit cost                             $   10,724      $   63,098
                                                 ==========================

The unrecognized transition liability is being amortized straight-line as a component of pension cost over a 19-year period.

Plan assets are invested in Bank certificates of deposit and money market funds held by the Bank and in cash surrender value of insurance policies.

NOTE 12 - STOCK OPTION PLANS

The Company has five stock option plans, three Incentive Stock Option Plans for Officers and Key Employees and two Stock Option Plans for Nonemployee Directors, that were approved by the Board of Directors and were ratified by the Company's shareholders at the annual meetings in February 1993, February 1995 and February 1997. The number of options authorized under the plans for granting to officers and key employees is 464,540. In addition 287,624 options are authorized under the plans for granting to nonemployee directors. Options expire 10 years after the date of grant and are issued at market value. For the plans ratified in February 1993, eligible officers and directors are able to exercise options awarded to them one year after the grant date. For the other plans, eligible officers and directors are able to exercise options awarded to them immediately after the grant date. Options outstanding and exercisable under the plans at year 1999 are as follows:

                                     Outstanding             Exercisable
                               -------------------------   -----------------
                                        Weighted Average            Weighted
                                           Remaining                Average
Range of                                  Contractual               Exercise
Exercise Prices                Number    Life (Months)     Number    Price
---------------                ------   ----------------   ------   --------

$ 1.25 to $ 2.50               178,050       33.35         178,050    1.25
$ 2.51 to $ 5.00               194,400       65.13         194,400    3.37
$ 5.01 to $ 7.50                12,591       80.53          12,591    6.36
$ 7.51 to $10.00                73,180       86.09          73,180    9.92
$10.01 to $12.50                 2,325      109.18               -       -
                               -------------------------------------------
                               460,546       56.82         458,221    3.67

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages the use of a fair value-based method to account for stock-based compensation plans such as the Company's stock option plans. As allowed by SFAS No. 123; however, the Company has elected to continue to follow prior standards in accounting for its stock options. Under these standards, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. If compensation expense is not recorded, pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option pricing model with the following assumptions for 1999, 1998 and 1997 respectively: risk-free interest rates of 5.21%, 6.24% and 5.70%; dividend yields of 1.35%, 1.44% and 2.44%; and a weighted average life of the options of 10 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                    1999            1998            1997
                                    ----            ----            ----

Income as reported               $1,507,620      $1,328,544      $1,972,578
Pro forma net income              1,407,641       1,229,000       1,938,000

Earnings per share as reported
  Basic                          $      .47      $      .42      $      .63
  Diluted                               .44             .38             .57
Pro forma earnings per share
  Basic                                 .44             .39             .61
  Diluted                               .41             .35             .56

A summary of the Company's stock option activity and related information for stock options follows:

                                              1999                    1998                    1997
                                      ---------------------    --------------------    --------------------
                                                   Average                 Average                 Average
                                                   Exercise                Exercise                Exercise
                                      Options       Price      Options      Price      Options      Price
                                      -------      --------    -------     --------    -------     --------

Outstanding beginning of year         504,660      $ 3.50      469,560      $2.97      471,960      $2.90
Granted                                 2,740       11.88       40,100       9.96        9,200       7.38
Exercised                             (45,639)       1.63         (300)      7.38      (10,000)      3.37
Forfeited                              (1,215)       9.32       (4,700)      5.42       (1,600)      7.38
                                      -------                  -------                 -------
Outstanding end of year               460,546        3.72      504,660       3.50      469,560       2.97
Exercisable end of year               458,221        3.67      500,760       2.52      461,960       1.85
Weighted average fair value
  of options granted during year                     3.34                    3.63                    3.40

NOTE 13 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table shows the carrying values and the related estimated fair values of financial instruments at September 30. Items that are not financial instruments are not included.

                                               1999                                1998
                                    --------------------------          ---------------------------
                                    Carrying         Estimated          Carrying         Estimated
                                    Amounts          Fair Value         Amounts          Fair Value
                                    --------         ----------         --------         ----------

Financial assets
Cash and cash equivalents         $  5,380,233      $  5,380,000      $ 18,332,155      $ 18,332,000
Interest-bearing deposits            2,497,030         2,497,000                 -                 -
Securities held to maturity          9,705,812         9,693,000        12,092,484        12,105,000
Mortgage-backed securities             969,044           980,000         1,256,327         1,252,000
FHLB stock                           3,790,100         3,790,000         3,534,000         3,534,000
Loans, net                         178,949,202       180,569,000       169,622,791       171,102,000
Accrued interest receivable          1,112,407         1,112,000         1,144,313         1,144,000

Financial liabilities
Demand and savings deposits        (60,848,781)      (60,849,000)      (59,382,034)      (59,382,000)
Certificates of deposit            (84,271,315)      (84,538,000)      (88,306,628)      (89,022,000)
Borrowed funds                     (45,568,460)      (45,496,000)      (47,995,988)      (49,005,000)
Advances from borrowers for
 taxes and insurance                  (411,326)         (411,000)         (295,463)         (295,000)
Accrued interest payable              (456,791)         (457,000)         (516,076)         (516,000)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of September 30, 1999 and 1998. The estimated fair values for cash and cash equivalents, interest-bearing deposits, FHLB stock, accrued interest receivable, demand and savings deposits, variable-rate borrowed funds, advances from borrowers for taxes and insurance and accrued interest payable are considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for variable-rate loans which reprice in less than twelve months is considered to approximate cost. The estimated fair value for fixed-rate loans is based on estimates of the rates the Company would charge for similar loans at September 30, 1999 and 1998, applied over estimated payment periods. The estimated fair values for certificates of deposit and fixed-rate borrowings are based on estimates of the rates the Company would pay on such deposits and borrowings at September 30, 1999 and 1998, applied for the time period until maturity. The estimated fair value of commitments is not material. While these estimates of fair values are based on management's judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at September 30, 1999 or 1998, the estimated fair values would necessarily have been achieved at that date, since fair values may differ depending on various circumstances. The estimated fair values at September 30, 1999 and 1998 should not necessarily be considered to apply at subsequent dates.

NOTE 14 - PARENT COMPANY

Condensed financial information of First Federal Bancorp, Inc. as of September 30 is as follows:

                 CONDENSED STATEMENTS OF FINANCIAL CONDITION
                          September 30, 1999 and 1998

                                                   1999             1998
                                                   ----             ----

ASSETS
  Deposits with subsidiary                     $ 1,132,338      $ 1,501,025
  Commercial loans                                 792,425          259,215
  Other assets                                      99,343           21,702
  Investment in subsidiary, at equity in
   underlying value of net assets               15,781,905       14,861,986
                                               ----------------------------

      Total assets                             $17,806,011      $16,643,928
                                               ============================

LIABILITIES
  Other liabilities                            $   153,743      $   144,114

STOCKHOLDERS' EQUITY                            17,652,268       16,499,814
                                               ----------------------------

      Total liabilities and stockholders'
       equity                                  $17,806,011      $16,643,928
                                               ============================

                       CONDENSED STATEMENTS OF INCOME
                Years ended September 30, 1999, 1998 and 1997

                                     1999            1998            1997
                                     ----            ----            ----

Dividend income                  $  600,000      $  600,000      $  550,000
Equity in undistributed
 income of subsidiary               919,919         737,419       1,444,617
Interest income                     112,531         108,114          90,729
                                 ------------------------------------------

      Total income                1,632,450       1,445,533       2,085,346

Other expenses                      124,830         116,989         112,768
                                 ------------------------------------------

      Net income                 $1,507,620      $1,328,544      $1,972,578
                                 ==========================================

                     CONDENSED STATEMENTS OF CASH FLOWS
                Years ended September 30, 1999, 1998 and 1997

                                    1999            1998            1997
                                    ----            ----            ----

Operating activities
  Net income                     $1,507,620      $1,328,544      $1,972,578
  Amortization/(accretion)
   of securities                          -             103            (694)
  Equity in undistributed
   income of subsidiary            (919,919)       (737,419)     (1,444,617)
  Net change in other assets
   and liabilities                 (309,273)         10,737          (6,625)
                                 ------------------------------------------
      Net cash provided by
       operating activities         278,428         601,965         520,642
                                 ------------------------------------------

Investing activities
  Proceeds from maturities of
   securities                             -         250,000               -
  Loans made to customers, net
   of principal repayments          533,210         602,517        (598,933)
                                 ------------------------------------------
      Net cash provided/(used)
       by investing activities      533,210         852,517        (598,933)
                                 ------------------------------------------

Financing activities
  Proceeds from exercise of
   options                           74,384           2,212          32,850
  Dividends paid                   (517,335)       (425,292)       (369,264)
                                 ------------------------------------------
      Net cash used by
       financing activities        (442,951)       (423,080)       (336,414)
                                 ------------------------------------------

Net change in cash and
 cash equivalents                   368,687       1,031,402        (414,705)

Cash and cash equivalents
 at beginning of year             1,501,025         469,623         884,328
                                 ------------------------------------------

Cash and cash equivalents at
 end of year                     $1,132,338      $1,501,025      $  469,623
                                 ==========================================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of First Federal Bancorp, Inc. (the "Proxy Statement"), under the captions "Proposal One: Election of Directors" and "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

      The following table presents certain information in respect of the executive officers of Bancorp:

      Name(1)                 Age(2)            Position
      -------                 ------            --------

Ward D. Coffman, III            46       Secretary
Connie Ayres LaPlante           43       Treasurer
John C. Matesich, III           56       Chairman of the Board
J. William Plummer              54       President

      The following table presents certain information in respect of the executive officers of First Federal:

      Name(1)                 Age(2)            Position
      -------                 ------            --------

Connie Ayres LaPlante           43       Treasurer and Senior Vice President
John C. Matesich, III           56       Chairman of the Board
J. William Plummer              54       President and Chief Executive
                                         Officer
Larry W. Snode                  50       Secretary and
                                         Senior Vice President - Operations
Thomas N. Sulens                48       Senior Vice President - Lending

____________________________
<F1>  There are no family relationships among the executive officers of
      Bancorp or First Federal.
<F2>  As of December 15, 1999.

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

                                       First Federal Bancorp, Inc.


                                       By /s/ J. William Plummer
                                          ---------------------------------
                                              J. William Plummer
                                              President
                                              (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Connie Ayres LaPlante           By /s/ Don R. Parkhill
       ------------------------------         -----------------------------
       Connie Ayres LaPlante                  Don R. Parkhill
       Treasurer and a Director               Director
       (Principal Accounting Officer)

Date December 15, 1999                 Date December 15, 1999
     --------------------------------       -------------------------------


By /s/ Ward D. Coffman, III            By /s/ John C. Matesich, III
       ------------------------------         -----------------------------
       Ward D. Coffman, III                   John C. Matesich, III
       Secretary and a Director               Chairman of the Board

Date December 15, 1999                 Date December 15, 1999
     --------------------------------       -------------------------------


By /s/ Robert D. Goodrich, II          By /s/  J. William Plummer
       ------------------------------         -----------------------------
       Robert D. Goodrich, II                  J. William Plummer
       Director                                President and a Director

Date December 15, 1999                 Date December 15, 1999
     --------------------------------       -------------------------------


By /s/ Patrick L. Hennessey
       ------------------------------
       Patrick L. Hennessey
       Director

Date December 15, 1999
     --------------------------------

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

  3.1        Articles of Incorporation of      The Articles of Incorporation
             First Federal Bancorp, Inc.       of First Federal Bancorp,
                                               Inc. ("Bancorp"), filed as
                                               Exhibit 4a(1) to Bancorp's
                                               Registration Statement on
                                               Form S-8 filed with the
                                               Securities and Exchange
                                               Commission ("SEC") on
                                               February 1, 1994 (the "1994
                                               S-8"), are incorporated
                                               herein by reference.

  3.2        Amendment to the Articles of      The Amendment to the
             Incorporation of First Federal    Articles of Incorporation
             Bancorp, Inc.                     of Bancorp, filed as Exhibit
                                               4a(1) to the 1994 S-8, is
                                               incorporated herein by
                                               reference.

  3.3         Code of Regulations of First     The Code of Regulations of
              Federal Bancorp, Inc.            Bancorp filed as Exhibit 4b
                                               to Bancorp's Registration
                                               Statement on S-8, filed with
                                               the SEC on February 1, 1994,
                                               is incorporated herein by
                                               reference.

  3.4         Amendment to the Code of         The Amendment to the Code
              Regulations of First Federal     of Regulations of Bancorp
              Bancorp, Inc.                    filed as Exhibit 4b to
                                               Bancorp's Registration
                                               Statement on S-8, filed with
                                               the SEC on February 1, 1994,
                                               is incorporated herein by
                                               reference.

 10.1         First Federal Bancorp, Inc.      The First Federal Bancorp,
              1992 Stock Option Plan for       Inc. 1992 Stock Option Plan
              Officers and Key Employees       for Officers and Key
                                               Employees, included as
                                               Exhibit 10.1 to Bancorp's
                                               Form 10-KSB filed with the
                                               SEC on December 28, 1998, is
                                               incorporated herein by
                                               reference.

 10.2         First Federal Bancorp, Inc.      The First Federal Bancorp,
              1992 Stock Option Plan for       Inc. 1992 Stock Option Plan
              Non-Employee Directors           for Non-Employee Directors
                                               included as Exhibit 10.2 to
                                               Bancorp's Form 10-KSB filed
                                               with the SEC on December 28,
                                               1998, is incorporated herein
                                               by reference.

 10.3         Employment Agreement between
              First Federal Savings Bank of
              Eastern Ohio and J. William
              Plummer

 10.4         Employment Agreement between
              First Federal Savings Bank of
              Eastern Ohio and Connie Ayres
              LaPlante

 10.5         First Federal Bancorp, Inc.      The First Federal Bancorp,
              1994 Stock Option Plan for       Inc. 1994 Stock Option Plan
              Officers and Key Employees       for Officers and Key
                                               Employees, filed as Exhibit 4
                                               to Bancorp's Registration
                                               Statement on Form S-8 filed
                                               with the SEC on July 17,
                                               1995, is incorporated herein
                                               by reference.

 10.6         First Federal Bancorp, Inc.      The First Federal Bancorp,
              1994 Stock Option Plan for       Inc. 1994 Stock Option Plan
              Non-Employee Directors           for Non-Employee Directors
                                               included as Exhibit 4 to
                                               Bancorp's Registration
                                               Statement on Form S-8 filed
                                               with the SEC on July 17,
                                               1995, is incorporated herein
                                               by reference.

 10.7         First Federal Bancorp, Inc.      The First Federal Bancorp,
              1997 Performance Stock Option    Inc. 1997 Performance Stock
              Plan for Senior Executive        Option Plan for Senior
              Officers and Outside Directors   Executive Officers and
                                               Outside Directors, filed as
                                               Exhibit 4(a) to Bancorp's
                                               Registration Statement on S-8
                                               filed with the SEC on
                                               December 9, 1998, is
                                               incorporated herein by
                                               reference.

 21           Subsidiaries of First Federal
              Bancorp, Inc.

 23           Consent of Auditors

 27           Financial Data Schedule

 99.1         Proxy Statement for the 2000     Incorporated by reference to
              Annual Meeting of Shareholders   the Definitive Proxy
              of First Federal Bancorp, Inc.   Statement for the 2000 Annual
                                               Meeting of Shareholders, to
                                               be filed.

 99.2         Safe Harbor Under the Private
              Securities Litigation Reform
              Act of 1995