Form 10QSB
period 1999-12-31
FIRST FEDERAL BANCORP INC/OH/
filed 2000-02-11
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 (Mark One)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1999


           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to __________
           Commission File No. 0-20380
                               -------

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

                           Yes   X       No _____

As of January 31, 2000, the latest practicable date, 3,196,171 shares of the registrant's common stock, no par value, were issued and outstanding.


                         FIRST FEDERAL BANCORP, INC.

                                    INDEX
                                    -----

PART I     FINANCIAL INFORMATION                                        PAGE
                                                                        ----

           Consolidated Statements of Financial Condition                3

           Consolidated Statements of Income                             4

           Consolidated Statements of Cash Flows                         5

           Notes to Consolidated Financial Statements                    6

           Management's Discussion and Analysis of
           Financial Condition and Results of  Operations                8

PART II    OTHER INFORMATION                                            11

           SIGNATURES                                                   12


                                    PART I
                                    ------

                            FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                       At Dec. 31      At Sept. 30
                                                                          1999            1999
                                                                          ----            ----
ASSETS
Cash and amounts due from depository institutions                     $  4,931,543    $  5,355,233
Overnight deposits                                                               0          25,000
                                                                      ----------------------------
      Cash and cash equivalents                                       $  4,931,543    $  5,380,233
Interest-bearing deposits in other financial institutions                1,897,000       2,497,030
Investment securities held to maturity (Fair value - $8,501,000
 in 12/99 and $9,693,000 in 9/99)                                        8,676,016       9,705,812
Mortgage-backed securities held to maturity (Fair value - $876,000
 in 12/99 and $980,000 in 9/99)                                            880,801         969,044
Loans receivable, net                                                  190,501,098     178,949,202
Federal Home Loan Bank stock                                             3,856,900       3,790,100
Premises and equipment, net                                              6,869,574       6,978,793
Accrued interest receivable and other assets                             1,705,752       1,589,594
                                                                      ----------------------------
      Total Assets                                                    $219,318,684    $209,859,808
                                                                      ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                            $139,538,028    $145,120,096
  Borrowed funds                                                        60,245,209      45,568,460
  Advances from borrowers for taxes and insurance                          561,129         411,326
  Accrued expenses and other liabilities                                 1,145,394       1,107,658
                                                                      ----------------------------
      Total Liabilities                                               $201,489,760    $192,207,540
                                                                      ----------------------------

Stockholders' Equity
  Preferred stock:  $100 par value; 1,000,000 shares
   authorized; no shares issued and outstanding
  Common stock:  no par value; 9,000,000 shares authorized;
   3,303,400 shares issued; 3,196,171 shares outstanding in
   both 12/99 and 9/99                                                $  3,736,076    $  3,736,076
  Retained earnings                                                     14,444,713      14,268,057
  Treasury shares, 107,229 shares in both 12/99 and 9/99, at cost         (351,865)      (351,865)
                                                                      ----------------------------
      Total Stockholders' Equity                                      $ 17,828,924    $ 17,652,268
                                                                      ----------------------------

      Total Liabilities and Stockholders' Equity                      $219,318,684    $209,859,808
                                                                      ============================

See Notes to the Consolidated Financial Statements.


                         First Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME


                                                       Three Months Ended
                                                          December 31
                                                    ------------------------
                                                       1999          1998
                                                       ----          ----
INTEREST INCOME
  Interest and fees on loans                        $3,628,251    $3,513,653
  Interest on mortgage-backed securities                16,127        22,803
  Interest on investment securities                    108,792       156,643
  Interest on other interest earning investments        32,582       205,801
                                                    ------------------------
      Total Interest Income                          3,785,752     3,898,900
                                                    ------------------------

INTEREST EXPENSE
  Interest on deposits                               1,372,611     1,577,408
  Interest on borrowed funds                           773,961       753,266
                                                    ------------------------
      Total Interest Expense                         2,146,572     2,330,674
                                                    ------------------------
      Net Interest Income                            1,639,180     1,568,226
      Provision for Loan Losses                         31,290      (71,509)
                                                    ------------------------
      Net Interest Income After Provision
       for Loan Losses                               1,607,890     1,639,735
                                                    ------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                  101,267        79,576
  Gain on sale of loans                                  1,256        26,922
  Dividends on FHLB stock                               66,872        62,353
  Other operating income                               171,693       137,027
                                                    ------------------------
      Total Noninterest Income                         341,088       305,878
                                                    ------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                       632,915       571,496
  Occupancy and equipment expense                      240,587       226,403
  Deposit insurance expense                             35,026        35,772
  Data processing expense                              118,270       130,188
  Advertising                                           80,427        52,256
  Ohio franchise taxes                                  52,765        54,334
  Other operating expenses                             302,063       290,873
                                                    ------------------------
      Total Noninterest Expenses                     1,462,053     1,361,322
                                                    ------------------------
      Income Before Income Taxes                       486,925       584,291
      Provision for Income Taxes                       182,422       203,329
                                                    ------------------------
      Net Income                                    $  304,503    $  380,962
                                                    ========================
EARNINGS PER SHARE
  Basic                                             $      .10    $      .12
                                                    ------------------------
  Diluted                                           $      .09    $      .11
                                                    ------------------------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                              3,196,171     3,150,532
                                                    ------------------------
  Diluted                                            3,406,188     3,467,516
                                                    ------------------------
DIVIDENDS DECLARED PER SHARE                        $      .04    $      .04
                                                    ------------------------

See Notes to the Consolidated Financial Statements.


                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                     December 31
                                                                              --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                             1999           1998
                                                                                  ----           ----
  Net Income                                                                  $   304,503    $   380,962

  Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for loan losses                                                      31,290        (71,509)
    Depreciation                                                                  150,369         144,199
    Federal Home Loan Bank stock dividends                                        (66,800)       (62,300)
    Amortization of net premiums (discounts) on investment securities             (27,217)       (97,868)
    Mortgage loans originated for sale                                           (199,200)    (3,019,849)
    Proceeds from sale of mortgage loans                                          105,200      2,994,449
    Change in other assets and other liabilities                                  (78,423)        23,661
                                                                              --------------------------
      Net Cash Provided by Operating Activities                                   219,722        291,745
                                                                              --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities                             6,706,099      5,505,690
  Purchases of investment securities/FHLB stock                                (5,049,057)    (7,183,769)
  Loans originated, net of principal repayments                               (11,514,985)     2,485,703
  Principal collected on mortgage-backed securities                                88,243         70,392
  Sale of real estate owned / repossessed assets                                   25,800         45,150
  Purchases of premises and equipment                                             (41,150)       (27,617)
                                                                              --------------------------

      Net Cash Used for Investing Activities                                   (9,785,050)       895,549
                                                                              --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                                               (5,582,068)     5,511,192
  Net change in advance payments by borrowers for taxes and insurance             149,804        223,219
  Net change in borrowed funds with original maturities of less than three
   months                                                                      15,676,749         (3,062)
  Repayment of long-term FHLB advances                                         (1,000,000)             0
  Cash dividends paid                                                            (127,847)      (126,021)
  Proceeds from exercise of options                                                     0              0
                                                                              --------------------------

      Net Cash Provided by Financing Activities                                 9,116,638      5,605,328
                                                                              --------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (448,690)     6,792,622

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                5,380,233     18,332,155
                                                                              --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 4,931,543    $25,124,777
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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of December 31, 1999, and September 30, 1999, and the results of its operations for the three months ended December 31, 1999, and 1998, and its cash flow for the three months ended December, 1999 and 1998. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $1,112,600 and $94,000 respectively, at December 31, 1999, and $3,327,100 and $0 respectively at September 30, 1999.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended December 31, 1999, and the year ended September 30, 1999.

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

Some of the forward-looking statements included herein are the statements regarding the following:

1.   Management's determination of the amount of loan loss allowance;
2. Management's belief that deposits will increase slightly during fiscal year 2000;
3. Management's anticipation that loan demand will remain stable but that the mortgage loan portfolio will increase as higher interest rates make adjustable mortgages, which are held in portfolio, more attractive;
4. Management's anticipation that advances from the FHLB will increase to fund loan originations;
5. Management's anticipation that adjustable-rate loans will reprice higher in fiscal year 2000 if interest rates remain relatively stable; and
6. Legislative changes with respect to the activities of financial institutions.

Changes in Financial Condition from September 30, 1999 to December 31, 1999
---------------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $9.5 million, or 4.51%, from $209.9 million at September 30, 1999, to $219.3 million at December 31, 1999. The increase is due primarily to an increase of $11.6 million in loans receivable offset by a decrease of $.4 million in cash and cash equivalents and a decrease of $1.6 million in investments held to maturity.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $15.5 million at December 31, 1999, which is a decrease of $2.1 million from September 30, 1999. The regulatory liquidity of the Savings Bank was 5.51% at December 31, 1999 and 6.49% at September 30, 1999, which was in excess of the minimum regulatory requirement of 4%. Funds are available through FHLB advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance increased $11.6 million for the three-month period. As rates increased, consumer demand for adjustable-rate mortgages has increased. The Savings Bank has retained these adjustable-rate mortgages in its portfolio as they meet the requirement of its Strategic Plan. Management anticipates that loan demand will remain stable but that the mortgage loan portfolio will increase as higher interest rates make adjustable mortgages, which are held in portfolio, more attractive. No assurance can be provided, however, that the loan portfolio will increase or that loan demand will remain stable.

As of December 31, 1999, the Savings Bank had borrowed funds from the FHLB in the amount of $60.2 million at a weighted average rate of 6.24%. FHLB advances increased $14.7 million from $45.6 million at September 30, 1999. Deposits decreased by $5.6 million, or 3.85%, from $145.1 million at September 30, 1999, to $139.5 million at December 31, 1999. The decrease in savings was due to a $3.4 million reduction in jumbo certificates that matured and a $1.7 million reduction in noncertificate accounts. Management believes that deposits will increase slightly during fiscal year 2000 and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB, whose rates are now in line with current market savings rates and their SAIF premiums. No assurance can be provided, however, that deposits will increase slightly and that the loan portfolio will increase or that loan demand will remain stable. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at December 31, 1999.


                                      Amount        Percent of
                                  (In Thousands)      Assets
                                  --------------    ----------

      Actual Tangible Capital        $15,786           7.16%
      Required Tangible Capital        3,307           1.50%
                                     ----------------------
      Excess Tangible Capital        $12,479           5.66%
                                     ----------------------

      Actual Core Capital            $15,786           7.16%
      Required Core Capital            8,819           4.00%
                                     ----------------------
      Excess Core Capital            $ 6,967           3.16%

      Actual Risk Based Capital      $17,161          12.20%
      Required Risk Based Capital     11,257           8.00%
                                     ----------------------
      Excess Risk Based Capital      $ 5,904           4.20%

Management is not aware of any proposed regulations or recommendations by the OTS that, if implemented, would have a material effect upon the Savings Bank's capital.

In August 1996, Congress passed legislation repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes and requiring any bad debt reserves taken after 1987, using the percentage of taxable income method, be included in future taxable income of the association over a six-year period. A two-year delay is permitted for institutions meeting a residential mortgage loan origination test. At September 30, 1999, First Federal had approximately $1.6 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture was established in prior years, so First Federal's net income will not be negatively affected by this legislation.

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 1999, and 1998
---------------------------

Net interest income before provision for loan losses increased $71,000 for the comparative three-month periods. Total interest expense decreased $184,000 for the three-month period ended December 31, 1999, compared to the same period in 1998, but was offset by a decrease of interest income of $113,000. Total interest expense decreased due to the reduced balance of savings deposits during the three-month period ended December 31, 1999, compared to the same period in 1998. Total interest income decreased primarily due to a reduction in the interest earned on other interest earning investments. The balance of other earning investments decreased $16.3 million to $1.9 million at December 1999, compared to December 1998.

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

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $326,000 at December 31, 1999, which represents .15% of total loans. This was a decrease of $346,000 from December 31, 1998.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,770,000 at December 31, 1999, compared to $1,904,000 at December 31, 1998. During the three-month periods ended December 31, 1999, and December 31, 1998, the Savings Bank recorded recoveries of $4,500 and $0 and charge-offs of $87,000 and $66,000 respectively. Charge-offs increased $21,000 due to the losses taken on repossessed cars. A percentage of the outstanding loan balances is added or deducted from the provision for loan losses as the loan portfolio increases and decreases. During the three-month period ended December 31, 1999, the loan portfolio increased $11.6 million, which caused the provision for loan losses for the period to increase. The provisions for loan losses during the three-month periods ended December 31, 1999, and 1998, were $31,300 and $(71,500) respectively.

Noninterest Income and Expense
------------------------------

The federal income tax provision decreased $21,000 for the three-month period ended December 31, 1999, compared to the same period in 1998 due to a decrease in pre-tax net income for the period.

Total noninterest income increased $35,000 for the three-month period ended December 31, 1999, compared to the same period in 1998. Dividends on FHLB stock increased $4,500 due to an increase in FHLB stock held. Other income increased $35,000 due to a $16,000 increase on fees collected on savings products, a $6,200 collection of dormant fees, and a $8,000 increase in ATM, ACH and miscellaneous fees. Fees collected on checking accounts increased $22,000. These increases are a result of implementing recommendations from the independent study completed in the second quarter of fiscal 1999. These increases were offset by a decrease in a gain on the sale of loans due to keeping more of the loan production in portfolio.

Total noninterest expenses increased $100,000 for the quarter ended December 31, 1999, compared to the same period in 1998. Salaries and benefits increased $61,000 as a result of an additional pay period in the three-month period ended December 1999 compared to the three-month period ended December 31, 1998. Occupancy expense increased $14,000 for the three-month period ended December 31, 1999; $5,500 of the increase was due to increased depreciation on furniture and fixtures, and $12,000 of the increase was due to increased costs for ATM upgrades and maintenance agreements on equipment. Data processing costs decreased $12,000 due to a refund of $45,000 for costs associated with the utilization of a networking system. Advertising increased $28,000 due to increased marketing and increased marketing costs.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           -----------------------------------------
           Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------
           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------
           Not applicable

ITEM 5.    OTHER INFORMATION
           -----------------

           Treasury Stock.
           ---------------
           First Federal Bancorp, Inc. announced on November 17, 1999 that its Board of Directors has authorized management to purchase up to 100,000 shares of its common stock representing approximately 3.1% of the outstanding shares of the Bancorp. The Bancorp currently anticipates that such purchases will occur over the course of the next year. The shares will be purchased from time-to-time in the open market or in privately negotiated transactions at the discretion of management. Cash on hand will be used to fund the purchases.

           The Board of Directors determined that the repurchase program would be wise to commence in light of the current market for the shares of Bancorp and the strong capital position of First Federal Savings Bank of Eastern Ohio, its wholly owned subsidiary. The shares purchased will be added to the Bancorp's Treasury and used for general corporate purposes, including stock options.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           Exhibit 3.1 The Articles of Incorporation of First Federal Bancorp, Inc. ("Bancorp"), filed as Exhibit 4a(1) to Bancorp's Registration Statement on Form S-8 filed with the Securities and Exchange Commission ("SEC") on February 1, 1994 (the "1994 S-8"), are
                         incorporated herein by reference.
           Exhibit 3.2 The Amendment to the Articles of Incorporation of Bancorp, filed as Exhibit 4a(1) to the 1994 S-8, is incorporated herein by reference.
           Exhibit 3.3 The Code of Regulations of Bancorp filed as Exhibit 4b to Bancorp's Registration Statement on S-8, filed with the SEC on February 1, 1994, is incorporated herein by reference.
           Exhibit 3.4 The Amendment to the Code of Regulations of Bancorp filed as Exhibit 4b to Bancorp's Registration Statement on S-8, filed with the SEC on February 1, 1994, is incorporated herein by reference.
           Exhibit 27    Financial Data Schedule
           Exhibit 99.2 Safe Harbor Under the Private Securities Litigation Reform Act of 1995
           Form 8-K Filed Form 8-K on December 23, 1999 regarding the dismissal of Crowe, Chizek and Company LLP as certifying accountants and the engagement of Olive LLP to serve as independent public accountants.


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 11, 2000               By: /s/ J. William Plummer
                                           ----------------------------
                                           J. William Plummer
                                           President


Date:  February 11, 2000               By: /s/ Connie Ayres LaPlante
                                           ----------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer