Form 10QSB
period 2000-03-31
FIRST FEDERAL BANCORP INC/OH/
filed 2000-05-12
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 (Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                      ------------    -------------

       Commission File No. 0-20380
                           -------

                         FIRST FEDERAL BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Ohio                                  31-1341110
    -------------------------------             ----------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)             Identification Number)

      505 Market Street
      Zanesville, Ohio                                   43701
    ---------------------                             ---------
    (Address of principal                            (Zip Code)
      executive office)

      Registrant's telephone number, including area code:  (740) 453-0606

      As of April 30, 2000, the latest practicable date, 3,185,271 shares of the registrant's common stock, no par value, were issued and outstanding.

                             Page 1 of 12 Pages


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


                                   PART I
                                   ------

                            FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              At March 31     At Sept. 30
                                                                 2000            1999
                                                              -----------     -----------

ASSETS
Cash and amounts due from depository institutions            $  4,927,035    $  5,355,233
Overnight deposits                                                      0          25,000
                                                             ----------------------------
      Cash and cash equivalents                              $  4,927,035    $  5,380,233
Interest-bearing deposits in other financial institutions       2,090,461       2,497,030
Investment securities held to maturity
 (Fair value - $10,609,000 in 3/00 and
 $9,693,000 in 9/99)                                           10,136,899       9,705,812
Mortgage-backed securities held to maturity (Fair
 value - $821,000 in 03/00 and $980,000 in 9/99)                  830,485         969,044
Loans receivable, net                                         198,454,164     178,949,202
Federal Home Loan Bank stock                                    3,924,000       3,790,100
Premises and equipment, net                                     6,764,569       6,978,793
Accrued interest receivable and other assets                    2,008,933       1,589,594
                                                             ----------------------------
      Total Assets                                           $229,136,546    $209,859,808
                                                             ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                   $155,226,259    $145,120,096
  Borrowed funds                                               54,251,909      45,568,460
  Advances from borrowers for taxes and insurance                 344,816         411,326
  Accrued expenses and other liabilities                        1,369,585       1,107,658
                                                             ----------------------------
      Total Liabilities                                      $211,192,569    $192,207,540
                                                             ----------------------------

Stockholders' Equity
  Preferred stock:  $100 par value; 1,000,000 shares
   authorized; no shares issued and outstanding
  Common stock:  no par value; 9,000,000 shares
   authorized; 3,303,400 shares issued; 3,168,121
   shares outstanding in 03/00 and 3,196,171 in 9/99         $  3,736,076    $  3,736,076
  Retained earnings                                            14,767,982      14,268,057
  Treasury shares, 135,279 shares in 03/00 and
   107,229 in 9/99, at cost                                      (560,081)       (351,865)
                                                             ----------------------------
      Total Stockholders' Equity                             $ 17,943,977    $ 17,652,268
                                                             ----------------------------

      Total Liabilities
       and Stockholders' Equity                              $229,136,546    $209,859,808
                                                             ============================


See Notes to the Consolidated Financial Statements.


                         First Federal Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended            Six Months Ended
                                                            March 31                     March 31
                                                    ------------------------    ------------------------
                                                       2000          1999          2000          1999
                                                       ----          ----          ----          ----

INTEREST INCOME
  Interest and fees on loans                        $3,902,467    $3,418,922    $7,530,718    $6,932,575
  Interest on mortgage-backed securities                15,388        20,622        31,515        43,425
  Interest on investment securities                    133,328       361,902       242,120       518,545
  Interest on other interest earning investments        24,070       177,746        56,652       383,547
                                                    ----------------------------------------------------
      Total Interest Income                          4,075,253     3,979,192     7,861,005     7,878,092
                                                    ----------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                               1,467,363     1,534,375     2,839,974     3,111,783
  Interest on borrowed funds                            877,00      1728,342     1,650,962     1,481,608
                                                    ----------------------------------------------------
      Total Interest Expense                         2,344,364     2,262,717     4,490,936     4,593,391
                                                    ----------------------------------------------------

      Net Interest Income                            1,730,889     1,716,475     3,370,069     3,284,701
      Provision for Loan Losses                         13,798        24,623        45,088       (46,886)
                                                    ----------------------------------------------------

      Net Interest Income After Provision
       for Loan Losses                               1,717,091     1,691,852     3,324,981     3,331,587
                                                    ----------------------------------------------------

NONINTEREST INCOME
  Service charges on deposit accounts                   86,383        77,808       187,650       157,384
  Gain on sale of loans                                  2,105        16,200         3,361        43,122
  Dividends on FHLB stock                               67,127        62,073       133,999       124,426
  Other operating income                               154,238       145,126       325,931       282,153
                                                    ----------------------------------------------------
      Total Noninterest Income                         309,853       301,207       650,941       607,085
                                                    ----------------------------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                       568,113       635,740     1,201,028     1,207,236
  Occupancy and equipment expense                      232,773       223,396       473,360       449,799
  Deposit insurance expense                             20,870        36,047        55,896        71,819
  Data processing expense                              145,778       140,326       264,048       270,514
  Advertising                                           59,358        54,743       139,785       106,999
  Ohio franchise taxes                                  55,800        53,364       108,565       107,698
  Other operating expenses                             245,576       256,859       547,639       547,732
                                                    ----------------------------------------------------
      Total Noninterest Expenses                     1,328,268     1,400,475     2,790,321     2,761,797
                                                    ----------------------------------------------------

      Income Before Income Taxes                       698,676       592,584     1,185,601     1,176,875

      Provision for Income Taxes                       248,683       187,210       431,105       390,539
                                                    ----------------------------------------------------

      Net Income                                    $  449,993    $  405,374    $  754,496    $  786,336
                                                    ====================================================

EARNINGS PER SHARE
  Basic                                             $      .14    $      .13    $      .23    $      .25
                                                    ----------------------------------------------------
  Diluted                                           $      .13    $      .12    $      .22    $      .23
                                                    ----------------------------------------------------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                              3,181,403     3,188,171     3,188,828     3,169,140
                                                    ----------------------------------------------------
  Diluted                                            3,362,580     3,459,300     3,369,580     3,458,643
                                                    ----------------------------------------------------
DIVIDENDS DECLARED PER SHARE                        $     .040    $     .040    $     .080    $     .075
                                                    ----------------------------------------------------


See Notes to the Consolidated Financial Statements.


                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                                  March 31
                                                         --------------------------
                                                             2000           1999
                                                             ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $   754,496    $   786,336

  Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for loan losses                                 45,088        (46,886)
    Depreciation                                             298,493        288,458
    Federal Home Loan Bank stock dividends                  (133,900)      (124,300)
    Amortization of net premiums (discounts)
     on investment securities                                (57,590)      (164,495)
    Mortgage loans originated for sale                      (276,700)    (4,781,809)
    Proceeds from sale of mortgage loans                     280,061      4,685,559
    Change in other assets and other
     liabilities                                            (157,412)      (128,433)
                                                         --------------------------

      Net Cash Provided by Operating
       Activities                                            752,536        514,430
                                                         --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities       10,427,266     12,101,475
  Purchases of investment securities/FHLB stock          (10,394,193)   (16,154,635)
  Loans originated, net of principal repayments          (19,660,736)     3,161,010
  Principal collected on mortgage-backed securities          138,558        117,955
  Sale of real estate owned / repossessed assets             107,325        106,500
  Purchases of premises and equipment                        (84,269)       (77,859)
                                                         --------------------------

      Net Cash Used for Investing
       Activities                                        (19,466,049)      (745,554)
                                                         --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                          10,106,163      1,161,669
  Net change in advance payments by borrowers for
   taxes and insurance                                       (66,510)        92,893
  Net change in borrowed funds with original
   maturities of less than three months                    9,683,449     (1,006,171)
  Repayment of long-term FHLB advances                    (1,000,000)             0
  Cash dividends paid                                       (254,571)      (253,548)
  Proceeds from exercise of options                                0         64,324
  Purchase of treasury shares                               (208,216)             0
                                                         --------------------------

      Net Cash Provided by Financing Activities           18,260,315         59,167
                                                         --------------------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                     (453,198)      (171,957)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,380,233     18,332,155
                                                         --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 4,927,035    $18,160,198
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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of March 31, 2000, and September 30, 1999, and the results of its operations for the three and six months ended March 31, 2000, and 1999, and its cash flow for the six months ended March 31, 2000 and 1999. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $475,800 and $0 respectively, at March 31, 2000, and $3,327,100 and $0 respectively at September 30, 1999.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended March 31, 2000, and the year ended September 30, 1999.

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

4. Management's anticipation that advances from the FHLB will increase to fund loan originations; and

5. Management's anticipation that adjustable-rate loans will reprice higher in fiscal year 2000 if interest rates remain relatively stable.

Changes in Financial Condition from September 30, 1999 to March 31, 2000
------------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $19.3 million, or 9.19%, from $209.9 million at September 30, 1999, to $229.1 million at March 31, 2000. The increase is due primarily to an increase of $19.5 million in loans receivable offset by a decrease of $.4 million in cash and cash equivalents and a decrease of $.2 million in premises and equipment.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $17.2 million at March 31, 2000, which is a decrease of $.4 million from September 30, 1999. The regulatory liquidity of the Savings Bank was 5.85% at March 31, 2000 and 6.49% at September 30, 1999, which was in excess of the minimum regulatory requirement of 4%. Funds are available through FHLB advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance increased $19.5 million for the six-month period. As rates increased, consumer demand for adjustable-rate mortgages has increased. The Savings Bank has retained these adjustable-rate mortgages in its portfolio as they meet the requirement of its Strategic Plan. Consumer loans increased $13.9 million, and mortgages increased $5.6 million from September 30, 1999. Management anticipates that loan demand will remain stable but that the mortgage loan portfolio will increase as higher interest rates make adjustable mortgages more attractive. No assurance can be provided, however, that the loan portfolio will increase or that loan demand will remain stable.

As of March 31, 2000, the Savings Bank had borrowed funds from the FHLB in the amount of $54.3 million at a weighted average rate of 6.47%. FHLB advances increased $8.7 million from $45.6 million at September 30, 1999. The Savings Bank has obtained a line of credit at the discount window of the Federal Reserve System for $11.0 million secured by consumer auto loans.
The balance on the line of credit was $0 as of March 31, 2000. Deposits increased by $10.1 million, or 6.96%, from $145.1 million at September 30, 1999, to $155.2 million at March 31, 2000. The increase in savings was due to an increase in certificates of deposit of $6.7 million and transaction accounts of $3.4 million. The Savings Bank utilizes a subscription service to attract funds throughout the United States. This program has generated $8.5 million in deposits since September 30, 1999, at a weighted average rate of 6.40%. Management believes that deposits will increase slightly during fiscal year 2000 and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB, whose rates are now in line with current market savings rates and their SAIF premiums. No assurance can be provided, however, that deposits will increase slightly and that the loan portfolio will increase or that loan demand will remain stable. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at March 31, 2000.

                                               Amount        Percent of
                                           (In Thousands)      Assets
                                           --------------      ------

            Actual Tangible Capital            $16,029          7.00%
            Required Tangible Capital            3,433          1.50%
                                               ---------------------
            Excess Tangible Capital            $12,596          5.50%

            Actual Core Capital                $16,029          7.00%
            Required Core Capital(1)             9,155          4.00%
                                               ---------------------
            Excess Core Capital                $ 6,874          3.00%

            Actual Risk Based Capital          $17,373         11.69%
            Required Risk Based Capital         11,893          8.00%
                                               ---------------------
            Excess Risk Based Capital          $ 5,480          3.69%

--------------------
       <F1>   Although the general required minimum core capital is 4.00%, savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.


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

Comparison of Operating Results for the Three- and Six-Month
------------------------------------------------------------
 Periods Ended March 31, 2000, and 1999
 --------------------------------------

Net interest income before provision for loan losses increased $14,000 for the three-month comparative periods and increased $85,000 for the comparative six-month periods. Total interest expense increased $82,000 for the three-month period and decreased $102,000 for the six-month period ended March 31, 2000, compared to the same periods in 1999. Total interest income increased primarily due to an increase in the interest earned on loans receivable offset by a reduction in interest earned on other interest earning investments. The balance of other earning investments decreased $406,000 to $2.1 million for the three-month comparative periods, and increased $193,000 for the comparative six-month periods.

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

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $268,000 at March 31, 2000, which represents .14% of total loans. This was a decrease of $140,000 from March 31, 1999.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,773,154 at March 31, 2000, compared to $1,798,000 at March 31, 1999. During the six-month periods ended March 31, 2000, and March 31, 1999, the Savings Bank recorded recoveries of $15,377 and $0 and charge-offs of $26,020 and $197,000 respectively. Charge-offs decreased $171,000 due to the decline in delinquencies. A percentage of the outstanding loan balances is added or deducted from the provision for loan losses as the loan portfolio increases and decreases. During the six-month period ended March 31, 2000, the loan portfolio increased $19.5 million, which caused the provision for loan losses for the period to increase. The provisions for loan losses during the six-month periods ended March 31, 2000, and 1999, were $45,000 and $(47,000) respectively.

Noninterest Income and Expense
------------------------------

The federal income tax provision increased $61,000 for the three-month period and $41,000 for the six-month period ended March 31, 2000, compared to the same period in 1999 due to an increase in pre-tax net income for the period.

Total noninterest income increased $8,600 for the three-month period and $44,000 for the six-month period ended March 31, 2000, compared to the same period in 1999. Dividends on FHLB stock increased $5,000 for the three-month period and $9,500 for the six-month period ended March 31, 2000 due to an increase in FHLB stock held. Other income increased $9,100 for the comparative three-month periods and $44,000 for the comparative six-month periods. Fee income increased $8,500 for the comparative three-month periods and $30,200 for the comparative six-month periods due to an increase on fees collected on savings products, ATM, ACH and miscellaneous fees. These increases are a result of implementing recommendations from the independent study completed in the second quarter of fiscal 1999. These increases were offset by a decrease in a gain on the sale of loans due to keeping more of the loan production in portfolio.

Total noninterest expenses decreased $72,000 for the three-month period and increased $28,000 for the six-month period ended March 31, 2000, compared to the same period in 1999. Salaries and benefits decreased $68,000 for the three-month period and $6,200 for the six-month period ended December 1999. Occupancy expense increased $23,500 for the six-month period ended March 31, 2000; $10,000 of the increase was due to increased depreciation on furniture and fixtures, and $13,500 of the increase was due to increased costs for ATM upgrades and maintenance agreements on equipment. Advertising increased $33,000 due to increased marketing and increased marketing costs.

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

                              OTHER INFORMATION
                              -----------------

ITEM 1.     LEGAL PROCEEDINGS
            -----------------
            Not applicable

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            -----------------------------------------
            Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------
            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
            The annual meeting was held February 16, 2000. The following Directors were elected to terms expiring in 2002.

                                     For          Withheld
                                     ---          --------

            John C. Matesich, III    2,680,133    315,712
            Don R. Parkhill          2,811,053    184,792
            J. William Plummer       2,678,533    317,312

            Those directors continuing their term were Ward D. Coffman, III; Robert D. Goodrich, II; Patrick L. Hennessey and Connie Ayres LaPlante.

            One other matter was presented to the shareholders.

            1. To ratify the selection of Olive LLP as the Auditors of Bancorp for the current fiscal year:

                For  2,964,945    Against  1,900    Abstentions  29,000
                     ---------             -----                 ------

ITEM 5.     OTHER INFORMATION
            -----------------
            Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
            Exhibit 27    Financial Data Schedule
            Exhibit 99.2 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

            No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 2000                    By: /s/ J. William Plummer
                                           ----------------------
                                           J. William Plummer
                                           President

Date:  May 12, 2000                    By: /s/ Connie Ayres LaPlante
                                           -------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer