Form 10QSB
period 2000-06-30
FIRST FEDERAL BANCORP INC/OH/
filed 2000-08-11
CIK 885076

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 0-20380

FIRST FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1341110 (I.R.S. Employer Identification Number)
505 Market Street Zanesville, Ohio (Address of principal executive office)	43701 (Zip Code)

Registrant's telephone number, including area code: (740) 453-0606

As of July 31, 2000, the latest practicable date, 3,152,771 shares of the registrant's common stock, no par value, were issued and outstanding.

FIRST FEDERAL BANCORP, INC.

INDEX

PART I

FINANCIAL INFORMATION

First Federal Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	At June 30 2000	At Sept. 30 1999

ASSETS
Cash and amounts due from depository institutions
Overnight deposits
      Cash and cash equivalents
Interest-bearing deposits in other financial institutions
Investment securities held to maturity (Fair value - $9,450,000 in 6/00 and
 $9,693,000 in 9/99)
Mortgage-backed securities held to maturity (Fair value - $788,000 in 06/00 and $980,000 in 9/99)
Loans receivable, net
Federal Home Loan Bank stock
Premises and equipment, net
Accrued interest receivable and other assets
      Total Assets

	$ 3,268,236 0 $ 3,268,236 2,393,751 9,622,356 797,090 204,507,454 3,995,900 6,639,260 1,795,448 $233,019,495	$ 5,355,233 25,000 $ 5,380,233 2,497,030 9,705,812 969,044 178,949,202 3,790,100 6,978,793 1,589,594 $209,859,808
LIABILITIES AND STOCKHOLDERS' EQUITY Liabilities Deposits Borrowed funds Advances from borrowers for taxes and insurance Accrued expenses and other liabilities Total Liabilities	$150,763,252 62,728,560 297,824 1,184,221 $214,973,857	$145,120,096 45,568,460 411,326 1,107,658 $192,207,540

Stockholders' Equity
   Preferred stock: $100 par value; 1,000,000 shares
    authorized; no shares issued and outstanding
   Common stock: no par value; 9,000,000 shares authorized; 3,303,400 shares issued; 3,152,771 shares outstanding in 06/00 and 3,196,171 in
    9/99
   Retained earnings
   Treasury shares, 150,629 shares in 06/00 and 107,229 in 9/99, at cost
      Total Stockholders' Equity

	$ 3,736,076 15,025,662 (716,100) $ 18,045,638	$ 3,736,076 14,268,057 (351,865) $ 17,652,268
Total Liabilities and Stockholders' Equity	$233,019,495	$209,859,808

See Notes to the Consolidated Financial Statements.

First Federal Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30		Nine Months Ended June 30
	2000	1999	2000	1999
INTEREST INCOME Interest and fees on loans Interest on mortgage-backed securities Interest on investment securities Interest on other interest earning investments Total Interest Income	$4,114,410 14,886 154,174 22,509 4,305,979	$3,443,538 18,694 434,804 98,264 3,995,300	$11,645,128 46,401 428,631 46,824 12,166,984	$10,376,113 62,119 953,349 481,812 11,873,393
INTEREST EXPENSE Interest on deposits Interest on borrowed funds Total Interest Expense	1,643,718 901,568 2,545,286	1,663,116 677,708 2,340,824	4,483,692 2,552,530 7,036,222	4,774,899 2,159,316 6,934,215
Net Interest Income	1,760,693	1,654,476	5,130,762	4,939,178
Provision for Loan Losses	70,871	122,759	115,959	75,873
Net Interest Income After Provision for Loan Losses	1,689,822	1,531,717	5,014,803	4,863,305
NONINTEREST INCOME Service charges on deposit accounts Gain on sale of loans Dividends on FHLB stock Other operating income Total Noninterest Income	109,951 1,424 71,953 160,506 343,834	93,586 6,014 63,845 140,077 303,522	297,601 4,785 205,952 486,437 994,775	250,970 49,136 188,271 422,230 910,607

NONINTEREST EXPENSE
   Salaries and employee benefits
   Occupancy and equipment expense
   Deposit insurance expense
   Data processing expense
   Advertising
   Ohio franchise taxes
   Other operating expenses
      Total Noninterest Expenses

	593,375 232,816 20,507 126,641 83,394 52,357 274,545 1,383,635	525,878 229,933 35,864 141,579 60,822 52,768 247,737 1,294,581	1,794,403 706,176 76,403 390,689 223,179 160,922 822,184 4,173,956	1,733,114 679,732 107,683 412,093 167,821 160,466 795,469 4,056,378
Income Before Income Taxes	650,021	540,658	1,835,622	1,717,534
Provision for Income Taxes	231,374	176,335	662,479	566,874
Net Income	$ 418,647	$ 364,323	$ 1,173,143	$ 1,150,660
EARNINGS PER SHARE Basic Diluted	$ .13 $ .13	$ .11 $ .11	$ .37 $ .35	$ .36 $ .34
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES Basic Diluted	3,164,294 3,313,140	3,196,171 3,405,080	3,180,679 3,335,376	3,196,171 3,412,128
DIVIDENDS DECLARED PER SHARE	$ .04	$ .04	$ .12	$ .115

See Notes to the Consolidated Financial Statements

First Federal Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended June 30
CASH FLOWS FROM OPERATING ACTIVITIES:	2000	1999
Net Income	$ 1,173,143	$ 1,150,660
Adjustments to reconcile net income to net cash provided by operating activities:

      Provision for loan losses
      Depreciation
      Federal Home Loan Bank stock dividends
      Amortization of net premiums (discounts) on investment securities
      Mortgage loans originated for sale
      Proceeds from sale of mortgage loans
      Change in other assets and other liabilities

	115,959 448,256 (205,800) (102,763) (431,200) 434,561 (129,291)	75,873 432,545 (188,100) (191,626) (5,274,309) 5,328,009 (110,461)
Net Cash Provided by Operating Activities	1,302,865	1,222,591

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities
   Purchases of investment securities/FHLB stock
   Loans originated, net of principal repayments
   Principal collected on mortgage-backed securities
   Sale of real estate owned / repossessed assets
   Purchases of premises and equipment

	13,576,533 (13,287,036) (25,844,049) 171,954 166,478 (108,723)	19,031,358 (22,400,782) (1,776,864) 196,945 178,533 (141,942)
Net Cash Used for Investing Activities	(25,324,843)	(4,912,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposit accounts
   Net change in advance payments by borrowers for taxes and insurance
   Net change in borrowed funds with original maturities of less than three months
   Repayment of long-term FHLB advances
   Cash dividends paid
   Proceeds from exercise of options
   Purchase of treasury shares

	5,643,156 (113,502) 18,160,100 (1,000,000) (380,683) 21,438 (420,528)	(2,321,668) 83,815 (7,009,326) 0 (381,395) 74,324 0
Net Cash Provided by Financing Activities	21,909,981	(9,554,250)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,111,997)	(13,244,411)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,380,233	18,332,155
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,268,236	$ 5,087,744

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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of June 30, 2000, and September 30, 1999, and the results of its operations for the three and nine months ended June 30, 2000, and 1999, and its cash flow for the nine months ended June 30, 2000 and 1999. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $945,350 and $200,000 respectively, at June 30, 2000, and $3,327,100 and $0 respectively at September 30, 1999.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended June 30, 2000, and the year ended September 30, 1999.

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

Changes in Financial Condition from September 30, 1999 to June 30, 2000

Total consolidated assets of Bancorp increased by $23.2 million, or 11.04%, from $209.9 million at September 30, 1999, to $233.0 million at June 30, 2000. The increase is due primarily to an increase of $25.6 million in loans receivable offset by a decrease of $2.1 million in cash and cash equivalents and a decrease of $.3 million in premises and equipment.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $15.3 million at June 30, 2000, which is a decrease of $2.3 million from September 30, 1999. The regulatory liquidity of the Savings Bank was 4.41% at June 30, 2000 and 6.49% at September 30, 1999, which was in excess of the minimum regulatory requirement of 4%. Funds are available through FHLB advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance increased $25.6 million for the nine-month period. As rates increased, consumer demand for adjustable-rate mortgages has increased. The Savings Bank has retained these adjustable-rate mortgages in its portfolio as they meet the requirement of its Strategic Plan. Consumer loans increased $17.0 million, and mortgages increased $4.9 million from September 30, 1999. Management anticipates that loan demand will remain stable but that the mortgage loan portfolio will increase as higher interest rates make adjustable mortgages more attractive. No assurance can be provided, however, that the loan portfolio will increase or that loan demand will remain stable.

As of June 30, 2000, the Savings Bank had borrowed funds from the FHLB in the amount of $62.7 million at a weighted average rate of 6.67%. FHLB advances increased $17.2 million from $45.6 million at September 30, 1999. The Savings Bank has obtained a line of credit at the discount window of the Federal Reserve System for $18.6 million secured by consumer auto loans. The balance on the line of credit was $0 as of June 30, 2000. Deposits increased by $5.6 million, or 3.89%, from $145.1 million at September 30, 1999, to $150.8 million at June 30, 2000. The net increase in savings was due to an increase in certificates of deposit of $7.7 million and a decrease in passbook accounts of $2.0 million. The Savings Bank utilizes a subscription service to attract funds throughout the United States. This program has generated $17.4 million in deposits since September 30, 1999, at a weighted average rate of 6.59%. Management believes that deposits will increase slightly during fiscal year 2000 and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB, whose rates are now in line with current market savings rates and their SAIF premiums. No assurance can be provided, however, that deposits will increase slightly and that the loan portfolio will increase or that loan demand will remain stable. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at June 30, 2000.

	Amount (In Thousands)	Percent of Assets
Actual Tangible Capital Required Tangible Capital Excess Tangible Capital	$16,427 3,501 $12,746	6.96% 1.50% 5.46%
Actual Core Capital Required Core Capital (1) Excess Core Capital	$16,427 9,337 $ 6,910	6.96% 4.00% 2.96%
Actual Risk Based Capital Required Risk Based Capital Excess Risk Based Capital	$17,617 12,326 $ 5,291	11.43% 8.00% 3.43%

(1)	Although the general required minimum core capital is 4.00%, savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

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

Comparison of Operating Results for the Three- and Nine-Month Periods
 Ended June 30, 2000, and 1999

Net interest income before provision for loan losses increased $106,000 for the three-month comparative periods and increased $192,000 for the comparative nine-month periods. Total interest expense increased $204,000 for the three-month period and $102,000 for the nine-month period ended June 30, 2000, compared to the same periods in 1999. Total interest income increased primarily due to an increase in the interest earned on loans receivable offset by a reduction in interest earned on other interest earning investments.

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

Nonperforming and Delinquent Loans and Allowance for Loan Losses

Total nonaccrual loans and accruing loans that are 90 days past due were $138,000 at June 30, 2000, which represents .06% of total loans. This was a decrease of $83,000 from June 30, 1999.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,813,038 at June 30, 2000, compared to $1,808,000 at June 30, 1999. During the nine-month periods ended June 30, 2000, and June 30, 1999, the Savings Bank recorded recoveries of $31,901 and $0 and charge-offs of $155,821 and $310,000 respectively. Charge-offs decreased $171,000 due to the decline in delinquencies. A percentage of the outstanding loan balances is added or deducted from the provision for loan losses as the loan portfolio increases and decreases. During the nine-month period ended June 30, 2000, the loan portfolio increased $25.6 million, which caused the provision for loan losses for the period to increase. The provisions for loan losses during the nine-month periods ended June 30, 2000, and 1999, were $115,959 and $75,873 respectively.

Noninterest Income and Expense

The federal income tax provision increased $55,000 for the three-month period and $96,000 for the nine-month period ended June 30, 2000, compared to the same period in 1999 due to an increase in pre-tax net income for the period.

Total noninterest income increased $40,000 for the three-month period and $84,000 for the nine-month period ended June 30, 2000, compared to the same period in 1999. Dividends on FHLB stock increased $8,000 for the three-month period and $18,000 for the nine-month period ended June 30, 2000 due to an increase in FHLB stock held. Other income increased $20,000 for the comparative three-month periods and $64,000 for the comparative nine-month periods. Fee income increased $16,000 for the comparative three-month periods and $47,000 for the comparative nine-month periods due to an increase on fees collected on savings products, ATM, ACH and miscellaneous fees. These increases are a result of implementing recommendations from the independent study completed in the second quarter of fiscal 1999. These increases were offset by a decrease in a gain on the sale of loans due to keeping more of the loan production in portfolio.

Total noninterest expenses increased $89,000 for the three-month period and increased $117,000 for the nine-month period ended June 30, 2000, compared to the same period in 1999. Salaries and benefits increased $68,000 for the three-month period and $61,000 for the nine-month period ended June 1999. Occupancy expense increased $26,000 for the nine-month period ended June 30, 2000; $10,000 of the increase was due to increased depreciation on furniture and fixtures, and $13,500 of the increase was due to increased costs for ATM upgrades and maintenance agreements on equipment. Advertising increased $55,000 due to increased marketing and increased marketing costs.

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

Date: August 11, 2000	By:	/s/ J. William Plummer J. William Plummer President
Date: August 11, 2000	By:	/s/ Connie Ayres LaPlante Connie Ayres LaPlante Chief Financial Officer