Form 10KSB
period 2000-09-30
FIRST FEDERAL BANCORP INC/OH/
filed 2000-12-29
CIK 885076

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended September 30, 2000    OR
                                ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to _________________

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
Yes                 No
    ----               ----

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for its most recent fiscal year were $18,060,307.

      Based upon information regarding the average of the bid and asked price provided by The Nasdaq SmallCap Market, the aggregate market value of the voting shares held by nonaffiliates of the registrant on November 30, 2000, was $12,867,379.

      3,113,321 of the registrant's common shares were issued and outstanding on November 30, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The following sections of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of First Federal Bancorp, Inc., are incorporated by reference into Part III of this Form 10-KSB:

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

      First Federal is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in loans secured by one-to-four family residential real estate located primarily in eastern Ohio. In recent years, First Federal has increased its origination of consumer loans, primarily direct and indirect loans for the purchase of automobiles. First Federal also originates loans secured by multifamily real estate (over four units) and nonresidential real estate, other types of consumer loans, including home equity and home improvement loans, secured and unsecured lines-of-credit, and commercial loans. First Federal also invests in U.S. government and agency obligations, interest-bearing deposits in other banks, mortgage-backed securities and other investments permitted by applicable law. First Federal has contracted with Money Concepts as a third-party provider of investment products and financial planning services for its customers.

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

Lending Activities

      General. First Federal's lending activity includes the origination of permanent loans and construction loans secured by one-to-four family homes located in First Federal's primary market area; construction loans and permanent loans secured by multifamily properties containing five units or more and nonresidential properties; and automobile loans and other consumer loans, including loans secured by deposit accounts, home equity lines-of-credit, home improvement loans and unsecured loans. First Federal's net loan portfolio was approximately $207.0 million at September 30, 2000, and constituted 87.41% of total assets.

      Loan Portfolio Composition. The following table presents certain information in respect of the composition of First Federal's loan portfolio at the dates indicated:


                                                                     September 30,
                          -----------------------------------------------------------------------------------------------------
                                2000                 1999                 1998                 1997                 1996
                          -----------------    -----------------    -----------------    -----------------    -----------------
                                   Percent              Percent              Percent              Percent              Percent
                                   of total             of total             of total             of total             of total
                          Amount    loans      Amount    loans      Amount    loans      Amount    loans      Amount    loans
                          ------   --------    ------   --------    ------   --------    ------   --------    ------   --------
                                                                 (Dollars in thousands)

Type of Loan:
------------
Real Estate Loans
  One-to-four
   family                $104,166   49.42%    $ 96,358   51.58%    $ 96,856   55.99%    $102,723   58.04%    $ 99,496   59.57%
  Multifamily
   (over 4 units)           8,191    3.89        8,693    4.65        8,735    5.05        9,692    5.47        9,176    5.49
  Construction              6,403    3.04       12,127    6.49        4,459    2.58        3,082    1.74        6,582    3.94
  Nonresidential
   real estate             14,941    7.09       12,692    6.80       10,620    6.14        9,799    5.54        8,505    5.09
Consumer Loans
  Automobile               51,737   24.55       38,752   20.75       35,861   20.73       36,267   20.49       30,376   18.19
  Home equity               8,752    4.15        6,807    3.65        6,287    3.63        4,652    2.63        3,767    2.25
  Home improvement            175     .08          215     .12          323     .19          464     .26          662     .40
  Deposit account             305     .14          338     .18          467     .27          422     .24          484     .29
  Other secured             9,828    4.66        7,475    4.00        6,813    3.94        7,237    4.09        5,799    3.47
  Unsecured                   860     .41          715     .38          670     .39          517     .29          515     .31
Commercial                  5,407    2.57        2,623    1.40        1,892    1.09        2,137    1.21        1,663    1.00
                         ----------------------------------------------------------------------------------------------------
      Total loans        $210,765  100.00%    $186,795  100.00%    $172,983  100.00%    $176,992  100.00%    $167,025  100.00%

  Less:
  Undisbursed loans
   in process               2,484                6,495                1,485                1,374                5,105
  Net deferred
   origination fees
   (costs) and
   amortized discounts       (596)                (470)                (167)                (225)                  11
  Allowance
   for loan losses          1,828                1,821                2,042                1,816                1,611
                         ----------------------------------------------------------------------------------------------------
      Total loans-net    $207,049             $178,949             $169,623             $174,027             $160,298
                         ====================================================================================================

      Loan Maturity Schedule. The following table sets forth certain information at September 30, 2000, regarding the net dollar amount of certain loans maturing in First Federal's portfolio, based on contractual terms to maturity:


                                           Due during the years ending September 30,
                                           -----------------------------------------
                                                      2002 to
                                            2001       2005       >2005       Total
                                            ----      -------     -----       -----
                                                        (In thousands)

Fixed-Rate Loans:
-----------------
Real Estate - Construction                 $    -     $    -      $    -     $     -
Commercial                                      -          -           -           -
                                           -----------------------------------------
                                           $    -     $    -      $    -     $     -
                                           =========================================

Adjustable-Rate Loans:
----------------------
Real Estate - Construction                 $  669     $    -      $5,734     $ 6,403
Commercial                                  5,407          -           -       5,407
                                           -----------------------------------------
                                           $6,076     $    -      $5,734     $11,810
                                           =========================================

Total Fixed and Adjustable-Rate Loans:
--------------------------------------
Real Estate - Construction                 $  669     $    -      $5,734     $ 6,403
Commercial                                  5,407          -           -       5,407
                                           -----------------------------------------
                                           $6,076     $    -      $5,734     $11,810
                                           =========================================

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

      OTS regulations limit the amount which First Federal may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, First Federal makes loans on one-to-four family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). The principal amount of any loan which exceeds an 80% LTV at the time of origination is usually covered by private mortgage insurance at the expense of the borrower. Fixed-rate one-to-four family residential real estate loans are offered with terms of up to 30 years.

      Adjustable-rate mortgage loans ("ARMs") are offered by First Federal for terms of up to 30 years. The interest rate adjustment periods on the residential ARMs are either one or three years. The maximum allowable adjustment at each adjustment date is usually 2% with a maximum adjustment of 6% over the term of the loan. The interest rate adjustments on one-year and three-year residential ARMs presently originated by First Federal are tied to changes in the weekly average yield on one- and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin, typically 300 basis points, to the index. From time to time, First Federal originates residential ARMs that have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level. First Federal attempts to reduce such risk by underwriting such loans at the fully-indexed rate. Most of the loans in First Federal's portfolio that were written at reduced rates have been through at least one adjustment cycle.

      In the past, selected fixed-rate mortgage loans originated by First Federal, including loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"), have been originated for sale. A majority of the fixed-rate residential real estate loans in First Federal's loan portfolio at September 30, 2000 were originated prior to 1981. See "Loan Originations, Purchases and Sales." During fiscal year 2000, First Federal retained $.7 million of the $1.9 million fixed-rate residential real estate loans it originated during the year. Loan demand is affected by competition, interest rates, general economic conditions, and the availability of funds for lending. See Exhibit
99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

      First Federal's one-to-four family residential real estate loan portfolio, including loans for the construction of one-to-four family residences, was approximately $110.6 million at September 30, 2000, and represented 52.46% of total loans.

      Multifamily Residential Real Estate Loans. In addition to loans on one-to-four family properties, First Federal makes adjustable-rate loans secured by multifamily properties containing over four units. Multifamily loans generally have terms of up to 25 years and a maximum loan-to-value ratio of 80%. First Federal does originate multifamily loans for up to 30 years if the creditworthiness of the borrower and the quality of the project justify such terms.

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

      At September 30, 2000, loans secured by multifamily properties totaled approximately $8.1 million, or 3.89% of total loans, the largest of which had a balance of $1.6 million. There were no multifamily real estate loans delinquent or included in classified assets at September 30, 2000.

      Construction Loans. First Federal offers loans to owner-occupants for the construction of single-family homes. Such loans are offered with adjustable rates of interest and for terms of up to 30 years. The borrower pays only interest for the first six months while the residence is being constructed. At September 30, 2000, a total of $6.4 million, or approximately 3.04%, of First Federal's total loans consisted of construction loans. First Federal currently has no multifamily or nonresidential real estate construction loans in its portfolio. There were no construction loans delinquent at September 30, 2000.

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

      Nonresidential Real Estate Loans. First Federal also makes loans secured by nonresidential real estate consisting of nursing homes, day care centers, churches, office properties and various retail and other income-producing properties. Such loans are typically made with adjustable rates of interest for terms of up to 25 years. The adjustment frequency and limits and the interest rate margins over the referenced index vary by loan.

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

      At September 30, 2000, First Federal had a total of $14.9 million, or 7.09% of loans, invested in nonresidential real estate loans, the largest of which had a balance of $1.5 million. There were no nonresidential real estate loans delinquent at September 30, 2000.

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

      Automobile loans are originated by First Federal directly and indirectly in conjunction with automobile dealers in First Federal's primary market area. During 2000, approximately 61% of the automobile loans originated by First Federal were originated in conjunction with automobile dealers. When loans are originated in such manner, the dealer takes the loan application and receives a fee if the loan is approved by First Federal. Automobile loans are secured by the automobile purchased with the loan proceeds.

      At September 30, 2000, automobile loans totaled approximately $51.7 million, or 24.55% of total loans. This is an increase from $38.8 million, or 20.75% of total loans, as of September 30, 1999.

      Home equity lines-of-credit are originated for terms of up to ten years. Such loans are secured by a first or second mortgage on the borrowers' principle residence. First Federal originates home equity lines-of-credit based on a combined LTV of not more than 80% for the first mortgage, if any, and the line-of-credit. Home equity lines-of-credit totaled $8.8 million, or 4.15% of First Federal's total loans, at such date.

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

      At September 30, 2000, First Federal had approximately $71.7 million, or 33.99% of total loans, invested in consumer loans. Such amount complied with federal regulations limiting the aggregate amount of consumer loans in which a savings association can invest. Consumer loans with aggregate balances of $788,000 were delinquent at September 30, 2000.

      Commercial Loans. Commercial loans totaled $5.4 million at September 30, 2000. First Federal has new and used car floor-planning programs for four local car dealers totaling $5.0 million at September 30, 2000. The floor-plan loans are secured by the title of the cars. First Federal currently has a commercial line-of-credit loan in its portfolio with a maximum principal amount of $400,000. First Federal intends to originate commercial loans on a very select basis in the future. Commercial lending entails significant risks. Such loans are subject to greater risk of default periods of adverse economic conditions. Because such loans are secured by inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. The risk of default on such loans may be more sensitive to adverse economic conditions. First Federal attempts to minimize such risks through prudent underwriting practices. There were no commercial loans delinquent at September 30, 2000.

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

      Conventional mortgage loan applications are taken by one of First Federal's branch managers or loan personnel. First Federal obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of all necessary information on the credit history of the borrower, the application for a loan over $100,000 is submitted to the President and the principal lending officer of First Federal for approval. Loans for more than $252,700 must be approved by the Loan Committee of the Board of Directors.

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

      Prior to 1992, virtually all conventional residential fixed-rate loans made by First Federal were originated in conjunction with unaffiliated mortgage companies. First Federal originated such loans pursuant to a commitment from a mortgage company to fund the loan or to purchase the loan after it was funded by First Federal. First Federal received a fee, typically 1.50% of the principal amount of the loan. First Federal originated fixed-rate loans in conjunction with mortgage companies because the volume of such loans was not sufficient for First Federal to sell them profitably directly in the secondary market. In 1993, the volume of fixed-rate mortgage loans originated by First Federal increased to such a level that First Federal commenced originating such loans directly and selling them in the secondary market. First Federal retains servicing on loans sold in such manner, from which it derives servicing income. The risk of loss associated with the sale of fixed-rate loans increases as a result of the absence of a commitment for the purchase of a loan at the time a loan is originated. First Federal sells loans on a per loan basis in an attempt to minimize risk. In 1998, First Federal began to retain for its portfolio a portion of the 15-year fixed-rate mortgages originated. For fiscal year 2000, $1.3 million of 15-year fixed-rate loans were retained for the portfolio.

      The following table presents First Federal's mortgage loan origination, purchase and sale activity for the periods indicated:


                                          Year ended September 30,
                                      --------------------------------
                                        2000        1999        1998
                                        ----        ----        ----
                                           (Dollars in thousands)

Loans originated:
  Adjustable-rate:
    Real estate:
      One-to-four family (1)          $ 31,530     $38,007     $24,608
      Multifamily                            -           -           -
      Nonresidential                       462         750       1,015
    Consumer (4)                        22,834      12,523      11,784
                                      --------------------------------
      Total adjustable-rate loans     $ 54,826     $51,280     $37,407
                                      --------------------------------

  Fixed-rate
    Real estate:
      One-to-four family (1)          $  1,868     $14,022     $20,917
      Multifamily                            -           -       1,000
      Nonresidential                       610       1,700           -
    Consumer                            45,547      29,976      25,632
                                      --------------------------------
      Total fixed-rate loans          $ 48,025     $45,698     $47,549
                                      --------------------------------
      Total loans originated          $102,851     $96,978     $84,956
Loans sold                               1,213       5,146      10,336
                                      --------------------------------
Principal repayments (2)                77,668      78,020      78,629
                                      --------------------------------
      Total reductions                  78,881      83,166      88,965
                                      --------------------------------
Change in other items-net (3)            4,130      (4,486)       (395)
                                      --------------------------------
      Net increase (decrease)          $ 28,100    $ 9,326     $(4,404)
                                      ================================

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

      Based on such limits, First Federal was able to lend approximately $2.7 million to any one borrower at September 30, 2000. The largest amount First Federal had outstanding to one borrower was $2.6 million. Such loan was secured by non-residential real estate and was current at September 30, 2000. See "REGULATION-OTS Regulations -- Lending Limits."

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

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                                           At September 30,
                                             ----------------------------------------------------------------------------
                                                      2000                       1999                       1998
                                             ----------------------     ----------------------     ----------------------
                                                        Percent of                 Percent of                 Percent of
                                             Amount     total loans     Amount     total loans     Amount     total loans
                                             ------     -----------     ------     -----------     ------     -----------
                                                                        (Dollars in thousands)

Real estate loans delinquent for:
  30 to 59 days                              $  975        0.47%        $  344        0.19%        $1,177        0.68%
  60 to 89 days                                   0        0.00            135        0.08            210        0.12
  90 or more days                                 0        0.00            194        0.11            541        0.31
                                             ------------------------------------------------------------------------
      Total delinquent real estate loans     $  975        0.47         $  673        0.38         $1,928        1.11
                                             ------------------------------------------------------------------------

Consumer loans delinquent for:
  30 to 59 days                                 422        0.20            381        0.21            641        0.37
  60 to 89 days                                 149        0.07            166        0.09            238        0.14
  90 or more days                               217        0.10            214        0.12            234        0.13
                                             ------------------------------------------------------------------------
      Total delinquent consumer loans           788        0.38            761        0.42          1,113        0.64
                                             ------------------------------------------------------------------------
      Total delinquent loans                 $1,763        0.85%         $1,434       0.80%        $3,041        1.75%
                                             ========================================================================

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

      The following table sets forth information with respect to the accrual and nonaccrual status of First Federal's loans that are 90 days or more past due and other nonperforming assets as of the dates indicated:


                                                                September 30,
                                              --------------------------------------------------
                                               2000       1999       1998       1997       1996
                                               ----       ----       ----       ----       ----
                                                            (Dollars in thousands)

Loans accounted for on a non-accrual
 basis:(1)
  Real estate:
    Residential                               $   0      $ 130      $ 610      $ 368      $ 211
    Nonresidential                                0          0          0          0          0
  Consumer                                       37        100         17         74        175
                                              -------------------------------------------------
      Total nonaccrual loans                  $  37      $ 230      $ 627      $ 442      $ 386
                                              -------------------------------------------------

Accruing loans which are contractually
 past due 90 days or more:(1)
  Real estate:
    Residential                               $   0      $  64      $   0      $ 111      $ 126
    Nonresidential                                0          0          0          0          0
  Consumer                                        0          0          0          0          0
                                              -------------------------------------------------
      Total accruing loans which are
       90 days past due                       $   0      $  64      $   0      $ 111      $ 126
                                              -------------------------------------------------
      Total nonaccrual loans and accruing
       loans which are 90 days past due       $  37      $ 294      $ 627      $ 553      $ 512
                                              =================================================
Percentage of total loans                      0.02%      0.16%      0.37%      0.31%      0.31%
                                              -------------------------------------------------
Other nonperforming assets - net              $   0      $   0      $   0      $   0      $   0
                                              =================================================

--------------------
<F1>  Net of specific valuation allowance.

      During the year ended September 30, 2000, $22,642 of interest income would have been recorded on nonaccruing loans had such loans been accruing and $14,491 of interest income on those loans was included in net income for the period. During the periods shown, First Federal had no restructured loan within the meaning of SFAS No. 15.

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

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:


                                          At September 30,
                                      ------------------------
                                      2000     1999      1998
                                      ----     ----      ----
                                       (Dollars in thousands)

Classified assets
  Substandard                         $486    $1,531    $1,846
  Doubtful                               -         -         -
  Loss                                 472       508       725
                                      ------------------------
      Total classified assets         $958    $2,039    $2,571
                                      ========================

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


                                                          Year ended September 30,
                                             --------------------------------------------------
                                              2000       1999       1998       1997       1996
                                              ----       ----       ----       ----       ----

Balance at beginning of period               $1,821     $2,042     $1,816     $1,611     $1,499
Charge-offs
  Mortgage loans                                  -          -          -          -          -
  Consumer loans                               (197)      (497)      (738)       (28)       (28)
                                             --------------------------------------------------
      Total charge-offs                        (197)      (497)      (738)       (28)       (28)
                                             --------------------------------------------------
Recoveries
  Mortgage loans                                  -          -          -          -          -
  Consumer loans                                 43         94        283         11          9
                                             --------------------------------------------------
      Total recoveries                           43         94        283         11          9
                                             --------------------------------------------------
      Net (charge-offs) recoveries             (154)      (403)      (455)       (17)       (19)
                                             --------------------------------------------------
Provision for loss                              161        182        681        222        131
                                             --------------------------------------------------
Balance at end of period                     $1,828     $1,821     $2,042     $1,816     $1,611
                                             ==================================================
Ratio of net (charge-offs) recoveries to
 average loans outstanding                    (0.07)%    (0.24)%    (0.26)%    (0.01)%    (0.01)%
                                             ==================================================

      First Federal classified no loans meeting the definition of impaired during the years ended September 30, 2000 and 1999.

      The following table sets forth an analysis of First Federal's allowance for loan losses allocated by type of loan:


                                                At September 30,
                          2000                   1999                   1998                   1997                   1996
                  --------------------   --------------------   --------------------   --------------------   --------------------
                           Percent of             Percent of             Percent of             Percent of             Percent of
                            loans in               loans in               loans in               loans in               loans in
                           category to            category to            category to            category to            category to
                  Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans
                  ------   -----------   ------   -----------   ------   -----------   ------   -----------   ------   -----------
                                                          (Dollars in thousands)

Mortgage loans    $  479      63.44%     $  572      69.52%     $  600      69.73%     $  548      70.79%     $  521      74.05%
Consumer loans       976      33.99         881      29.08       1,073      29.18         797      28.00         623      24.95
Commercial loans      23       2.57          18       1.40          19       1.09          21       1.21          17       1.00
Unallocated          350          -         350          -         350          -         450          -         450          -
                  -------------------------------------------------------------------------------------------------------------
      Total       $1,828     100.00%     $1,821     100.00%     $2,042     100.00%     $1,816     100.00%     $1,611     100.00%
                  =============================================================================================================

      The allocation of the allowance does not restrict the ability of First Federal to utilize such allocated amounts for other types of loans.

      The amount of First Federal's loan loss allowance is based on its historical five-year average loss experience for various types of mortgage and consumer loans that are not classified assets, the level of classified assets, general economic conditions and other variables. For assets for which a specific reserve has been established for the portion of the asset classified "loss," general valuation allowances are typically not established for the balance of the asset classified "substandard." At September 30, 2000, First Federal had no assets classified "doubtful." First Federal's loan loss allowance at September 30, 2000 was considered by management to be adequate. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995" attached hereto, which is incorporated herein by reference.

Investment Activities

      OTS regulations require that First Federal maintain a minimum amount of liquid assets, which may be invested in United States Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. First Federal is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. In recent periods, First Federal has maintained liquid assets in an amount between 4.75% and 6% of total assets.

      The following table sets forth an analysis of First Federal's investment portfolio at the dates indicated:


                                                                        At September 30,
                                          ----------------------------------------------------------------------------
                                                   2000                       1999                       1998
                                          ----------------------     ----------------------     ----------------------
                                           Book       Percent of      Book       Percent of      Book       Percent of
                                           value        total         value        total         value        total
                                           -----      ----------      -----      ----------      -----      ----------
                                                                     (Dollars in thousands)

Investment securities:
  U.S. Government securities and
   agency obligations                     $10,502       92.30%       $ 9,544       89.41%       $11,907       89.20%
  Obligations of State and
   political subdivisions                     137        1.20            162        1.52            185        1.39
                                          -------------------------------------------------------------------------
      Total investment securities          10,639       93.50          9,706       90.93         12,092       90.59
                                          -------------------------------------------------------------------------
  Mortgage-backed securities                  739        6.50            969        9.07          1,256        9.41
                                          -------------------------------------------------------------------------
      Total investment securities and
       mortgage-backed securities         $11,378      100.00%       $10,675      100.00%       $13,348      100.00%
                                          =========================================================================

Average remaining life of
 investment securities and
 mortgage-backed securities                    1.39 years                 1.73 years                  .95 years
Adjusted weighted average
 maturity of investment securities             4.6 months                 2.9 months                 1.7 months

      The composition and maturities of First Federal's investment securities and mortgage-backed securities are indicated in the following table:


                                                                     At September 30, 2000
                                    ---------------------------------------------------------------------------------------
                                                                                                     Total investment
                                    Less than        1 to 5        5 to 10          Over                securities
                                      1 year         years          years         10 years      ---------------------------
                                    Book value     Book value     Book value     Book value     Book value     Market value
                                    ----------     ----------     ----------     ----------     ----------     ------------
                                                                    (Dollars in thousands)

U.S. Government securities
 and agency obligations              $10,502         $   -          $   -          $   -         $10,502         $10,499
Obligation of States and
 political subdivisions                    -           107             30              -             137             137
Mortgage-backed securities                 -             -             56            683             739             739
                                     -----------------------------------------------------------------------------------
Total investment securities and
 mortgage-backed securities          $10,502         $ 107          $  86          $ 683         $11,378         $11,375
                                     ===================================================================================
Weighted average yield                  6.25%         6.50%          7.94%          6.04%           6.29%              -

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

      First Federal's deposits were represented by the various types of savings programs described in the following table, at the dates indicated:


                                                                             At September 30,
                                          --------------------------------------------------------------------------------------
                                                     2000                          1999                          1998
                                          --------------------------    --------------------------    --------------------------
                                                        Percent of                    Percent of                    Percent of
                                           Amount     total deposits     Amount     total deposits     Amount     total deposits
                                           ------     --------------     ------     --------------     ------     --------------
                                                                          (Dollars in thousands)

NOW accounts:
  Noninterest bearing                     $  6,466           4%         $  4,631           3%         $  4,446           4%
  Money market                              29,030          18            31,132          22            28,872          19
Passbook and statement savings accounts     21,173          13            24,737          17            25,668          17
                                          --------------------------------------------------------------------------------
      Total transaction accounts            56,669          35            60,500          42            58,986          40
                                          --------------------------------------------------------------------------------
Certificates of deposit:
  Negotiated-rate certificates              24,706          16             7,811           5             6,070           4
  Money-market certificates:
    3 to 6 months                            4,082           3            11,342           8            12,462           8
    12 to 23 months                         59,428          37            51,324          35            44,656          30
    2 to 2-1/2 years                         6,044           4             6,672           5             6,741           5
    3 to 3-1/2 years                         2,760           2             1,408           1            12,736           9
    4 to 4-1/2 years                           507           -               463           -               184           -
    5 years and greater                      4,188           3             5,251           4             5,458           4
                                          --------------------------------------------------------------------------------
      Total certificates of deposit        101,715          65            84,271          58            88,307          60
                                          --------------------------------------------------------------------------------
Christmas club and other
 noninterest-bearing accounts                  336           -               349           -               396           -
                                          --------------------------------------------------------------------------------
      Total deposits                      $158,720         100%         $145,120         100%         $147,689         100%
                                          ================================================================================

      The following table presents the amount and remaining maturities of time deposits at September 30, 2000:


                                                       Amount Due
                          --------------------------------------------------------------------
                           Up to       Over one year     Over 3 years      Over
        Rate              one year      to 3 years        to 5 years      5 years      Total
        ----              --------     -------------     ------------     -------      -----
                                                 (Dollars in thousands)

Total amount maturing     $75,899         $23,172           $2,399         $ 245      $101,715
Weighted average rate       6.22%           6.61%            6.48%         7.54%         6.32%

      The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2000, and September 30, 1999:


      Maturity                At September 30, 2000    At September 30, 1999
      --------                ---------------------    ---------------------
                                          (Dollars in thousands)

Three months or less                 $ 2,135                  $ 5,404
Over 3 months to 6 months              5,483                    4,336
Over 6 months to 12 months            12,124                    3,812
Over twelve months                     4,214                    2,285
                                     --------------------------------
      Total                          $23,956                  $15,837
                                     ================================

      The following table presents First Federal's deposit account balance activity for the periods indicated:


                                         Year ended September 30
                                    --------------------------------
                                      2000        1999        1998
                                      ----        ----        ----
                                         (Dollars in thousands)

Beginning balance                   $145,120    $147,689    $126,635
Deposits                             595,992     505,458     480,298
Withdrawals                         (586,635)   (512,344)   (463,413)
Interest credited                      4,243       4,317       4,169
                                    --------------------------------
Ending balance                      $158,720    $145,120    $147,689
                                    ================================
      Net increase (decrease) in
       deposits                     $ 13,600    $ (2,569)   $ 21,054
                                    --------------------------------
Percent increase (decrease) in
 deposits                               9.37%      (1.74)%     16.63%

      Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION-Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, First Federal is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION-Office of Thrift Supervision -- Qualified Thrift Lender Test." If an association meets the QTL Test, it will be eligible for the maximum amount of advances. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets.

      The following table presents the maximum amount of First Federal's FHLB advances outstanding at September 30, 2000, 1999 and 1998, and the average aggregate balances of FHLB advances outstanding during the years ended September 30, 2000, 1999 and 1998:


                                               At or for the
                                          year ended September 30
                                       -----------------------------
                                        2000       1999       1998
                                        ----       ----       ----
                                           (Dollars in thousands)

Maximum amount of FHLB advances
 outstanding during period             $66,682    $47,996    $65,460
Average amount of FHLB advances
 outstanding during period             $56,683    $45,368    $56,400
Amount of FHLB advances outstanding
 at end of period                      $58,205    $45,568    $47,996
Weighted average interest cost of
 FHLB advances during period based
 on month-end balances                    6.31%      6.21%      6.23%

      First Federal had $29.2 million of variable-rate advances with original maturities of less than 90 days at September 30, 2000. Fixed-rate long-term advances with a 6.44% weighted average rate consisted of the following by scheduled maturity:


                                      As of September 30, 2000
                                      ------------------------
                                                    Weighted
                                      Amount      Average Rate
                                      ------      ------------

One year or less                      $11,000         6.10%
More than one year through 3 years    $ 7,000         6.59%
More than 3 years through 5 years     $ 5,000         6.78%
More than 5 years through 10 years    $ 5,970         6.64%

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


                                                                    Year ended September 30,
                                  ---------------------------------------------------------------------------------------------
                                               2000                            1999                            1998
                                  -----------------------------   -----------------------------   -----------------------------
                                    Average    Interest             Average    Interest             Average    Interest
                                  outstanding  earned/   Yield/   outstanding  earned/   Yield/   outstanding  earned/   Yield/
                                    balance      paid     rate      balance      paid     rate      balance      paid     rate
                                  -----------  --------  ------   -----------  --------  ------   -----------  --------  ------
                                                                     (Dollars in thousands)

Interest-earning assets:
  Loans receivable-net (1)         $194,335    $15,953   8.21%     $167,912    $14,073   8.38%     $175,846     $15,041   8.55%
  Mortgage-backed securities            849         60   7.08         1,131         80   7.07         1,346         101   7.50
  Interest-bearing deposits in
   FHLB                                   1          0      -        10,432        359   3.44         3,903         202   5.17
  Investment securities              15,687        979   6.26        18,084      1,126   6.23        11,492         683   5.94
                                   -------------------             -------------------             --------------------
Total interest-earning assets      $210,872    $16,992   8.06      $197,559    $15,638   7.92      $192,587     $16,027   8.32
                                   ===================             ===================             ====================

Noninterest-earning assets:
  Cash                                5,366                           6,166                           7,342
  REO                                    (3)                             (3)                             20
  Fixed assets                        6,650                           7,036                           7,286
  Other assets                        1,275                           1,179                           1,914
                                   --------                        --------                        --------
Total assets                       $224,160                        $211,937                        $209,149
                                   ========                        ========                        ========

Interest-bearing liabilities:
  Certificates of deposit          $ 89,952    $ 5,191   5.77      $ 87,534    $ 4,802   5.49      $ 78,349     $ 4,374   5.58
  Passbook accounts                  22,983        343   1.49        25,714        418   1.63        25,769         564   2.19
  NOW accounts                       31,012        679   2.19        30,675        625   2.04        27,519         685   2.49
  FHLB advances                      56,683      3,574   6.31        45,368      2,817   6.21        56,400       3,516   6.23
                                   -------------------             -------------------             --------------------
  Total interest-bearing
   liabilities                     $200,630    $ 9,787   4.88      $189,291    $ 8,662   4.57      $188,037     $ 9,139   4.86
                                   ===================             ===================             ====================
Noninterest-bearing liabilities:
  Noninterest-bearing NOW
   accounts                           6,862                           6,436                           5,433
  Other liabilities                     936                             833                           1,059
  Shareholders' equity               15,732                          15,377                          14,620
                                   --------                        --------                        --------
  Total liabilities and equity     $224,160                        $211,937                        $209,149
                                   ========                        ========                        ========

Net interest income; interest
 rate spread                                   $ 7,205   3.18                  $ 6,976   3.35                   $ 6,888   3.46
                                               =======                         =======                          =======
Net interest yield (2)                                   3.42                            3.53                             3.58
Average interest-earning
 assets to average interest-
 bearing liabilities                 105.10%                         104.37%                         102.42%

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

      As a part of its effort to monitor its interest rate risk, First Federal reviews the reports of the OTS that set forth the application of the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations to the assets and liabilities of First Federal. Although First Federal is not currently subject to the NPV regulation because such regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%, the application of the NPV methodology may illustrate First Federal's interest rate risk.

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

      Presented below, as of September 30, 2000, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.

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


                                      September 30, 2000
                                    ----------------------
         Change in Interest Rate    $ Change      % Change
             (Basis Points)          In NPV        in NPV
         -----------------------    --------      --------
                                    (Dollars in thousands)

                  +300              $(2,681)        (13)%
                  +200              $(1,318)         (7)%
                  +100              $  (414)         (2)%
                     0                    0           0
                  -100              $  (140)         (1)%
                  -200              $  (382)         (2)%
                  -300              $  (291)         (1)%

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


                                                                     Year ended September 30,
                                      ---------------------------------------------------------------------------------------
                                            2000 vs. 1999                  1999 vs. 1998                  1998 vs. 1997
                                      -------------------------      -------------------------      -------------------------
                                         Increase (Decrease)            Increase (Decrease)            Increase (Decrease)
                                                due to                         Due to                         due to
                                      Volume    Rate      Total      Volume    Rate      Total      Volume    Rate      Total
                                      ------    ----      -----      ------    ----      -----      ------    ----      -----
                                                                           (In thousands)

Interest income attributable to:
  Loans receivable                    $2,158    $(278)    $1,880     $(672)    $(296)    $(968)     $  834    $ (67)    $  767
  Mortgage-backed securities             (20)      (0)       (20)      (15)       (6)      (21)        (14)       2        (12)
  Investment securities                 (917)     411       (506)      674       (74)      600         221       20        241
                                      ----------------------------------------------------------------------------------------
      Total interest income           $1,221    $ 133     $1,354     $ (13)    $(376)    $(389)     $1,041    $ (45)    $  996
                                      ========================================================================================

Interest expense attributable to:
  Deposits                            $    1    $ 367     $  368     $(208)    $ 430     $ 222      $  113    $ 368     $  481
  FHLB advances                          711       46        757      (688)      (11)     (699)        373      255        628
                                      ----------------------------------------------------------------------------------------
  Total interest expense              $  712    $ 413     $1,125     $(896)    $ 419     $(477)     $  486    $ 623     $1,109
                                      ========================================================================================
Increase (decrease) in net
 interest income                      $  509    $(280)    $  229     $ 883     $(795)    $  88      $  555    $(668)    $ (113)
                                      ========================================================================================

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

      There is only one other thrift institution which has its principal offices in Muskingum County, Ohio, but several other savings associations and commercial banks have offices in First Federal's primary market area. Of the seven banks and thrifts that have offices in Muskingum County, First Federal ranks approximately fourth in deposit share with 12.93% of the savings market as of June 30, 2000, and ranks third in residential real estate originations for purchase of residential property with 12.16% of the mortgage loan originations for the first eight months of the 2000 calendar year.

      The number and size of financial institutions competing with First Federal is also likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate branching by federal savings associations and national banks. Such increased competition may have an adverse effect upon First Federal.

Personnel

      As of September 30, 2000, First Federal had 64 full-time employees and 20 part-time employees. First Federal believes that relations with its employees are excellent. First Federal offers health and life insurance benefits. None of the employees of First Federal are represented by a collective bargaining unit.

                                 REGULATION

General

      As a savings and loan holding company within the meaning of the Home Owners Loan Act of 1933, as amended (the "HOLA"), Bancorp is subject to regulation, examination and oversight by the OTS, and is required to submit periodic reports to the OTS. As a corporation organized under Ohio law, Bancorp is subject to provisions of the Ohio Revised Code applicable to corporations generally.

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

      Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 2000:


                                  At September 30, 2000
                                  ---------------------
                                                Percent
                                  Amount       of assets
                                  ------       ---------
                                  (Dollars in thousands)

Tangible capital                  $16,478        6.96%
Tangible capital requirement        3,549        1.50
                                  -------------------
  Excess                          $12,929        5.46%
                                  ===================

Core capital                      $16,478        6.96%
Core capital requirement (1)        9,463        4.00
                                  -------------------
  Excess                          $ 7,015        2.96%
                                  ===================

Total capital                     $17,733       11.34%
Risk-based capital requirement     12,505        8.00
                                  -------------------
  Excess                          $ 5,228        3.34%
                                  ===================

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

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. Certain regulatory actions are mandated or recommended for savings associations that are deemed to be well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, after notice and an opportunity for hearing, if the association is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice, including a less than satisfactory examination rating on matters other than capital. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at September 30, 2000 meets the standards for the highest category, a "well-capitalized" association.

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

      Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). QTIs are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL Test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Under legislation effective in 1996, QTIs were expanded to include credit card and educational loans without restriction, and the QTL Test could be met by qualifying as a "domestic building and loan" under the Internal Revenue Code of 1986, as amended (the "Code"). Under this test, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 2000, First Federal met the QTL Test.

      Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to this limit. In applying this limit, the regulations require that loans to certain related borrowers be aggregated. At September 30, 2000, First Federal was in compliance with this lending limit. See "Lending Activities -- Loan Originations, Purchases and Sales."

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to limits on loans to one borrower, and the total of all such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's total capital (or 200% of total capital for a qualifying institution with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. First Federal was in compliance with such restrictions at September 30, 2000.

      Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Bancorp is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. First Federal was in compliance with these requirements and restrictions at September 30, 2000.

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

      Bancorp is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2000, First Federal met the QTL Test.

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

Federal Deposit Insurance Corporation

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

Gramm-Leach-Bliley Act

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

FRB Regulations

      Reserve Requirements. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. Such regulations generally require that reserves of 3% be maintained against deposits in transaction accounts up to $42.8 million (subject to an exemption of up to $5.5 million), and that an initial reserve of 10% be maintained against that portion of total net transaction accounts in excess of $42.8 million. These percentages are subject to adjustment by the FRB. At September 30, 2000, First Federal was in compliance with the reserve requirements then in effect and also in compliance with the new requirements.

Federal Home Loan Banks

      The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Federally chartered savings associations currently are required to be members of a FHLB, although membership became voluntary in May of 2000. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of First Federal's aggregate outstanding principal loan balance or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $4,071,200 at September 30, 2000.

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

      The tax returns of First Federal have been audited or closed without audit through fiscal year 1997. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of First Federal.

      The balance of the "pre-1988 reserves" is subject to the provisions of
Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The "pre-1988 reserves" may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the "pre-1988 reserves"; and, third, out of such other accounts as may be proper. To the extent a distribution by First Federal to Bancorp is deemed paid out of its "pre-1988 reserves" under these rules, the "pre-1988 reserves" would be reduced and First Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the "pre-1988 reserves." As of September 30, 2000, First Federal's "pre-1988 reserves" for tax purposes totaled approximately $1.6 million. First Federal believes it has approximately $8.8 million of accumulated earnings and profits for tax purposes as of September 30, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether First Federal will have current or accumulated earnings and profits in subsequent years.

      The federal income tax provision increased by $168,000 from fiscal 1999 to fiscal 2000 due in part to an inadvertant underaccrual of deferred Federal income tax of $60,000. The effective tax rate for fiscal 2000 was 36.12% compared to 33.10% for fiscal year 1999. The effective tax rate for fiscal 2000 without the under accrual was 33.74%.

Ohio Taxation

      Bancorp is subject to the Ohio corporation franchise tax, which, as applied to Bancorp, is a tax measured by both net income and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) .582% times taxable net worth. For tax years beginning after December 31, 1998, the tax rate is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth. However, holding companies such as Bancorp are exempt from the Ohio net worth tax for years beginning after December 31, 1998 if certain conditions are met. Bancorp meets these conditions, thus exempting it from the Ohio net worth tax in 2000 and subsequent years.

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

      First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of First Federal's book net worth determined in accordance with generally accepted accounting principles. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.  Description of Property.

      The following table sets forth certain information at September 30, 2000, regarding the properties on which the main office and each branch office of First Federal is located and other office properties owned by First Federal:

Location                         Owned or leased     Date acquired     Square footage     Net book value(1)
--------                         ---------------     -------------     --------------     -----------------

Main Office:
Fifth and Market Streets
Zanesville, Ohio 43701                Owned              1961              23,600            $4,347,936

Branch Offices:
990 Military Road
Zanesville, Ohio 43701                Owned              1975               5,000               372,906

2810 Maysville Pike
South Zanesville, Ohio 43701          Owned              1994               2,050               422,348

55 East Main Street
Roseville, Ohio 43777                 Owned              1990               2,394               142,693

639 Main Street
Coshocton, Ohio 43812                 Owned              1982               4,310                97,947

132 Main Street
Newcomerstown, Ohio 43832             Owned              1984               2,128                 4,552

Other Properties:
995 & 1003 Beverly Avenue
Zanesville, Ohio 43701                Owned              1994               1,284                57,785

--------------------
<F1>  Net book value amounts are for land, buildings and improvements.

      First Federal also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of First Federal's investment in office premises and equipment totaled $6.4 million at September 30, 2000. First Federal believes such properties are adequately insured. See Notes to Consolidated Financial Statements for additional information.

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


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      Price information with respect to Bancorp's common shares is listed on The Nasdaq SmallCap Market ("Nasdaq") under the symbol of FFBZ. The following table sets forth the range of high and low bid information for the common shares of Bancorp, as quoted by Nasdaq, together with the dividends declared per common share for each quarter during the fiscal years ended September 30, 2000 and 1999.


                           09/00     06/00     03/00     12/99     09/99     06/99      03/99      12/98
                           -----     -----     -----     -----     -----     -----      -----      -----

Dividend Declared          $0.040    $0.040    $0.040    $0.040    $0.040    $0.040    $ 0.040    $ 0.040

High Bid During Quarter     6.438     6.500     9.000     7.625     8.688     9.750     10.750     12.750

Low Bid During Quarter      5.500     5.500     5.750     6.000     6.875     7.500      8.500     10.000

Last Bid Of Quarter         6.000     6.000     6.500     7.375     7.125     7.750      9.875     10.500

      The foregoing quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Bancorp had 3,113,321 common shares outstanding and held of record by approximately 605 stockholders as of November 30, 2000. Bancorp's common shares are traded in The Nasdaq SmallCap Market under the symbol of FFBZ.

      The income of Bancorp consists primarily of dividends from First Federal. In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings banks. Under OTS regulations applicable to converted savings banks, First Federal is not permitted to pay a cash dividend on its capital stock if First Federal's regulatory capital would, as a result of the payment of such dividend, be reduced below the amount established for the purpose of granting a limited priority claim on the assets of First Federal in the event of a complete liquidation to those members of First Federal before its conversion to stock form who maintain a savings account at First Federal after the conversion or applicable regulatory capital requirements prescribed by the OTS.

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

Item 6.  Management's Discussion and Analysis or Plan of Operations.

General

      First Federal is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in loans secured by one-to-four family residential real estate located primarily in eastern Ohio. In recent years, First Federal has increased its origination of consumer loans, primarily direct and indirect loans for the purchase of automobiles. First Federal also originates loans secured by multifamily real estate (over four units) and nonresidential real estate, other types of consumer loans, including home equity and home improvement loans, secured and unsecured lines-of-credit, and commercial loans. First Federal also invests in U.S. government and agency obligations, interest-bearing deposits in other banks, mortgage-backed securities and other investments permitted by applicable law.

      First Federal's profitability is primarily dependent upon its net interest income, which is the difference between interest income on its loan and investment portfolios and interest paid on deposits and other borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. First Federal's profitability is also affected by the provision for loan losses and the level of other income and other expenses. Other income consists primarily of service charges, other fees on deposits, and gains on sales of loans. The gains on sales of loans are the result of First Federal's origination and sale of fixed-rate mortgage loans in the secondary market. Other expenses include salaries and employee benefits, occupancy of premises, federal deposit insurance premiums, data processing, advertising, state franchise tax and other operating expenses.

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

      2. Management's belief that deposits will increase slightly during fiscal year 2001;

      3. Management's anticipation that loan demand will remain stable, but that the mortgage loan portfolio will increase as higher interest rates make adjustable mortgages, which are held in portfolio rather than being sold, more attractive;

      4. Management's anticipation that advances from the FHLB will increase to fund loan originations;

      5. Management's anticipation that adjustable-rate loans will reprice higher in fiscal year 2001 if interest rates remain relatively stable;

      6. Legislative changes with respect to the activities of financial institutions;

      7. Management's expectation that the amount of its consumer loans will remain stable; and

      8. Management's expectation that a significant portion of the certificates of deposit at First Federal maturing in fiscal year 2001 will remain on deposit with First Federal.

Selected Consolidated Financial Data

      The following table sets forth certain information concerning the consolidated financial condition and results of operations of First Federal as of and for the periods indicated:

Selected financial information                        At or for the year ended September 30,
and other data                            -------------------------------------------------------------
                                             2000         1999         1998         1997         1996
                                             ----         ----         ----         ----         ----
                                                 (Dollars in thousands except for per share data)

Total amount of:
  Assets                                   $236,877     $209,860     $213,502     $203,703     $184,467
  Mortgage-backed securities                    739          969        1,256        1,438        1,661
  Loans receivable - net                    207,049      178,949      169,623      174,027      160,298
  Federal funds sold and
   other short-term investments                   0           25       13,375        1,600        3,175
  Interest-bearing deposits in other
   financial institutions                     1,386        2,497            0            0            0
  Investment securities and FHLB stock       14,711       13,496       15,629       10,545        6,478
  Deposits                                  158,720      145,120      147,689      126,635      130,072
  Borrowed funds                             58,205       45,568       47,996       59,805       37,970
  Stockholders' equity                       18,118       17,652       16,500       15,626       13,998
Number of:
  Real estate loans outstanding               2,634        2,713        2,833        2,972        3,008
  Consumer loans outstanding                  7,836        6,769        6,485        5,994        5,189
  Deposit accounts                           18,898       19,786       21,085       20,349       20,312
  Full service offices                            6            6            6            6            6

Summary of operations                        2000         1999         1998         1997         1996
                                             ----         ----         ----         ----         ----

  Total interest income                    $ 16,992     $ 15,639     $ 16,027     $ 15,031     $ 13,749
  Total interest expense                      9,787        8,662        9,139        8,031        7,099
                                           ------------------------------------------------------------
  Net interest income                         7,205        6,977        6,888        7,000        6,650
  Provision for loan losses                     161          182          681          222          131
                                           ------------------------------------------------------------
  Net interest income after
   provision for loan losses                  7,044        6,795        6,207        6,778        6,519
  Noninterest income                          1,068          974          997          919          752
  Noninterest expense                         5,581        5,515        5,216        4,753        5,092
                                           ------------------------------------------------------------

  Income before federal income tax            2,531        2,254        1,988        2,944        2,179
  Provision for federal income taxes            914          746          659          971          745
                                           ------------------------------------------------------------
  Net income                               $  1,617     $  1,508     $  1,329     $  1,973     $  1,434
                                           ------------------------------------------------------------

  Basic earnings per share                 $    .51     $    .47     $    .42     $    .63     $    .46
                                           ------------------------------------------------------------

  Fully diluted earnings per share         $    .48     $    .44     $    .38     $    .57     $    .42
                                           ------------------------------------------------------------

  Cash dividend declared per share         $   0.16     $   0.16     $   0.14     $   0.12     $  0.105
  Weighted average common and
   common equivalent shares (1)
    Basic                                 3,168,193    3,176,462    3,150,532    3,143,452    3,143,452
    Fully diluted                         3,377,400    3,395,617    3,505,014    3,456,014    3,433,030

--------------------
<F1>  On each of November 6, 1996, and June 3, 1998, the Board of Directors
      declared a stock dividend in the nature of a 2-for-1 stock split. All earnings and dividends per share disclosures have been restated to reflect these stock dividends.


                                                              At or for the
                                                         year ended September 30,
                                           ---------------------------------------------------
Key Operating Ratios                         2000       1999       1998       1997       1996
                                             ----       ----       ----       ----       ----

Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and all
 interest-bearing liabilities) at end
 of period                                   3.21%      3.29%      3.21%      3.61%      3.78%
Average interest rate spread                 3.18%      3.35       3.46       3.77       3.99
Net interest yield (net interest
 income divided by average interest-
 earning assets)                             3.42       3.53       3.58       3.91       4.11
Return on stockholders' equity (1)           9.03       8.83       8.23      13.36      10.65
Return on assets (2)                          .72        .71        .64       1.02        .81
Average interest-earning assets to
 average interest-bearing liabilities      105.10     104.37     102.42     103.03     102.79
Stockholders' equity to total assets at
 end of period                               7.65       8.41       7.73       7.67       7.59
Average stockholders' equity to average
 total assets                                7.99       8.05       7.72       7.61       7.65
Dividend payout                             31.37      34.04      33.33      19.05      22.83
Nonperforming assets ratio (total
 nonperforming assets divided by
 total assets) at end of period (3)           .02        .11        .29        .27        .28
Loan loss allowance to net
 loans outstanding at end of period           .88       1.01       1.20       1.04       1.00

--------------------
<F1>  Net income divided by average stockholders' equity.
<F2>  Net income divided by average total assets.
<F3>  Nonperforming assets consist of nonaccruing loans, accruing loans which are past due 90 days or more, real estate owned and property held for future sale.

Financial Condition Data

      Total assets of First Federal increased to $236.9 million at September 30, 2000, from $209.9 million at September 30, 1999. The increase in assets is the result of an increase in net loans receivable of $28.1 million, or 15.70%, from $178.9 million at September 30, 1999, to $207.0 million at September 30, 2000. The increase in loans receivable was comprised of an increase in residential real estate loans of $5.8 million, $2.2 million in non-residential real estate loans, a $13.0 million increase in consumer automobile loans, a $2.8 million increase in commercial loans and a $4.4 million increase in other consumer loans. The increase in residential loans was due to an increased volume in loans originated. The increase in consumer auto loans was also due to an increased volume in loans originated.

      Investment securities increased $703,000 and interest-bearing deposits in other financial institutions decreased $1.1 million to retain the level of securities available for liquidity. See "Liquidity and Capital
Resources." Accrued interest receivable increased $234,000 to $1.4 million at September 30, 2000. FHLB stock increased $281,100.

      The allowance for loan losses remained stable from $1,821,000 at September 30, 1999, to $1,828,000 at September 30, 2000. Management maintained the provision for loan losses as a result of delinquencies on loans remaining stable at $1.4 million. Total nonaccrual loans and accruing loans that are 90 days past due decreased from $294,000 to $37,000. First Federal reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. See Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

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

      Deposits increased by $13.6 million, or 9.37%, from $145.1 million at September 30, 1999, to $158.7 million at September 30, 2000. The increase is primarily due to the increase in certificate of deposit accounts at September 30, 2000. The balance of such deposits increased $17.4 million to $101.7 million at September 30, 2000, from $84.3 million at September 30, 1999. At September 30, 2000, FHLB advances totaled $58.2 million, an increase of $12.6 million from the $45.6 million of advances outstanding at September 30, 1999. Management believes that deposits will increase slightly during fiscal year 2001 and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB, whose rates are now in line with current market savings rates and their SAIF premiums. No assurance can be provided, however, that deposits will increase slightly and that loan demand will increase. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

      Stockholders' equity was $18.1 million, or 7.65% of total assets, at September 30, 2000, compared to $17.7 million, or 8.41% of total assets, at September 30, 1999. The increase was attributable to $1.6 million in net income for the 2000 fiscal year, less $505,000 in dividends declared and paid, less $668,000 to purchase in the open market over the course of the year 100,000 shares of Bancorp's stock, and proceeds from exercised options of $21,400.

Comparison of the Years Ended
September 30, 2000 and 1999

      First Federal reported net income for the 2000 fiscal year of approximately $1.6 million, compared to $1.5 million in fiscal year 1999. The most significant changes from 1999 to 2000 were the increase in net interest income of $229,000 and the decrease in the provision for loan losses of $21,000, an increase in noninterest expense of $66,000 and an increase in federal income tax expense of $168,000.

      Net interest income increased by $229,000 in fiscal year 2000 compared to fiscal year 1999. Interest income increased $1.4 million during fiscal year 2000 from $15.6 million during fiscal year 1999. This increase was a result of the average mortgage loan balance in 2000 being higher than the average mortgage loan balance in 1999. Loan originations are affected by loan demand, which in turn is affected by interest rates offered, general economic conditions and the availability of funds for lending activities. If interest rates remain relatively stable during fiscal year 2001, the adjustable-rate mortgage loan portfolio will reprice at slightly higher rates, as most loans originated during fiscal year 2000 were not initially priced at the fully indexed interest rate. These loans will be repricing upward at their first adjustment in fiscal year 2001 while the balance of the adjustable-rate mortgage loan portfolio will not reprice substantially lower during fiscal year 2001. No assurance can be provided, however, that interest rates will remain stable. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of First Federal. Interest expense for fiscal year 2000 increased $1.1 million from $8.7 million during fiscal year 1999. Included in interest expense for 2000 is approximately $3.6 million of interest on borrowed funds. The increase in interest expense on borrowed funds is the result of increased FHLB advances and higher interest rates on the advances. The increase in interest expense on deposits is the result of increased savings balances and higher interest rates on certificates of deposits.

      First Federal's average interest rate spread decreased from 3.35% in fiscal 1999 to 3.18% in fiscal 2000 because the average rate First Federal is paying on interest-bearing liabilities increased more than the average rate First Federal is earning on interest-earning assets.

      The provision for loan losses was $161,000 in the 2000 fiscal year, a decrease of $21,000 from the 1999 fiscal year. Total delinquencies were $1.8 million at September 30, 2000, of which $.8 million were on consumer loans and $1.4 million at September 30, 1999, of which $.7 million were on consumer loans. Total nonaccrual loans and accruing loans that are 90 days past due decreased from $294,000 to $37,000.

      Noninterest income increased for fiscal year 2000 by $94,000 from fiscal 1999. This is a result of a decrease of $36,000 in gains on loans sold, due to the retention of fixed-rate loans in the loan portfolio, and an increase in other income of $80,000 and an increase of $50,000 in service charges on deposit accounts.

      Noninterest expenses increased by approximately $66,000 from fiscal 1999 to fiscal 2000. The increase is attributable to a $41,000 decrease in data processing costs at the data processor as a refund of previous overcharges of $80,000 was received. In addition, salaries and benefits increased $28,000, mainly due to an increase in entry-level wages and normal pay increases. Occupancy expense increased $35,000, mainly due to increased depreciation of $16,000, increased repairs and maintenance of $44,000 and was offset by a decrease in furniture and fixture expense of $24,000. Other operating expenses increased $24,000. This was due to hiring consultants to determine our market image and the alternatives for a data processor.

      The federal income tax provision increased by $168,000 from fiscal 1999 to fiscal 2000 due in part to an inadvertant underaccrual of deferred federal income tax of $60,000. The effective tax rate was 36.12% for fiscal year 2000 and 33.10% for 1999. The effective tax rate for fiscal year 2000 without the underaccrual was 33.74%.

Comparison of the Years Ended
September 30, 1999 and 1998

      First Federal reported net income for the 1999 fiscal year of approximately $1.5 million, compared to $1.3 million in fiscal year 1998. The most significant changes from 1998 to 1999 were the increase in net interest income of $89,000 and the decrease in the provision for loan losses of $499,000 and an increase in noninterest expense of $299,000.

      Net interest income increased by $89,000 in fiscal year 1999 compared to fiscal year 1998. Interest income decreased $388,000 during fiscal year 1999 from $16.0 million during fiscal year 1998. This decrease was a result of the average mortgage loan balance in 1999 being lower than the average mortgage loan balance in 1998. Interest expense for fiscal year 1999 decreased $477,000 from $9.1 million during fiscal year 1998. Included in interest expense for 1999 is approximately $2.8 million of interest on borrowed funds. The decrease in interest expense on borrowed funds is the result of decreased FHLB advances and lower interest rates on the advances. The increase in interest expense on deposits is the result of higher interest rates on certificates of deposit.

      First Federal's average interest rate spread decreased from 3.46% in fiscal 1998 to 3.35% in fiscal 1999 because the average rate First Federal is earning on interest-earning assets decreased more than the average rate First Federal is paying on interest-bearing liabilities.

      The provision for loan losses was $182,000 in the 1999 fiscal year, a decrease of $499,000 from the 1998 fiscal year. Management decreased the provision for loan losses as a result of delinquencies on loans declining from $3.0 million to $1.4 million. Total nonaccrual loans and accruing loans that are 90 days past due decreased from $627,000 to $294,000.

      Noninterest income decreased for fiscal year 1999 by $23,000 from fiscal 1998. This is a result of a decrease of $109,000 in the gain on loans sold, due to the retention of fixed-rate loans in the loan portfolio, and an increase in other income of $59,000 and an increase of $27,000 in servicing charges on deposit accounts.

      Noninterest expenses increased by approximately $299,000 from fiscal 1998 to fiscal 1999. The increase is attributable to a $105,000 increase in data processing costs at the data processor as new services such as imaging and networking were added. In addition, salaries and benefits increased $187,000, mainly due to an increase in entry-level wages and normal pay increases. Occupancy expense increased $92,000 mainly due to increased depreciation of $43,000, increased repairs and maintenance of $24,000 and increased furniture and fixture expense of $24,000. Other operating expenses decreased $65,000. This was the result of not having the approximately $120,000 expense of outside consultants who assisted in identifying ways in which the Bank processes could be conducted more efficiently and manners in which the Bank's products could be made more profitable. This decrease was offset by increased postage expense of $21,000 and courier services of $14,000.

      The federal income tax provision increased by $87,000 from fiscal 1998 to fiscal 1999. The effective tax rate for fiscal year 1999 was 33.10% and 1998 was 33.14%.

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

      In recent years, First Federal has stressed short-term consumer lending, primarily the origination of automobile loans. In fiscal year 2000, the automobile loans increased to $51.7 million from $38.8 million in fiscal year 1999. First Federal intends to continue to maintain consumer loans at current levels or increase such amounts, depending upon the demand for such loans. Consumer loans may decrease, however, due to decreased demand or increased competition.

      First Federal's interest rate spread is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time, because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset value to changes in interest rates. The management and Board of Directors of First Federal carefully manage First Federal's exposure to interest rate risk in a manner designed to maintain the projected four-quarter percentage change in net interest income and the projected change in the market value of portfolio equity within the limits established by the Board of Directors assuming a permanent and instantaneous parallel shift in interest rates. The Board has established parameters for the maximum absolute change in net interest income and market value of portfolio equity at +/- 200 basis points at (25)% and (40)%. First Federal's projected change in market value of portfolio is
(7)% and (2)% at September 30, 2000.

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

      The OTS requires savings associations to maintain a minimum level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which First Federal may rely if necessary to fund deposit withdrawals and other short-term funding needs. First Federal's regulatory liquidity was 4.83% at September 30, 2000. OTS regulations presently require First Federal to maintain an average daily balance of investments in United States Treasury obligations, federal agency obligations and other investments having maturities of five years or less equal to 4% of the sum of First Federal's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less.

      During the fiscal year ended September 30, 2000, cash provided by operating activities, overnight deposits, mortgage-backed securities repayments, and loan repayments were used to fund deposit maturities and withdrawals, repay borrowings, and loan originations.

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

      First Federal anticipates that it will have sufficient funds available in fiscal year 2001 from loan and mortgage-backed securities repayments, investment security maturities, increased savings balances and FHLB advances to meet expected loan demand. At September 30, 2000, First Federal had outstanding commitments to originate loans of $10.7 million, unfunded lines-of-credit totaling $9.3 million (a significant portion of which normally remains unfunded) and $0 in commitments to sell loans. There were no commitments to purchase loans at such date. Certificates of deposit scheduled to mature in one year or less at September 30, 2000, totaled $75.9 million. Management believes that a significant portion of the amounts maturing during 2001 will remain on deposit with First Federal because they are mostly from within First Federal's primary market area and are not negotiated rate deposits. Deposits may not remain, however, due to changes in the economy, changes in interest rates that may make alternative investments more attractive, or increased competition among financial institutions.

      First Federal's liquidity is a product of its operating, investing and financing activities. These activities for the periods presented are summarized in the following table:


                                                       Years ended September 30,
                                                    -------------------------------
                                                      2000        1999       1998
                                                      ----        ----       ----
                                                             (In thousands)

Net cash provided by operating activities           $  2,405    $  1,538    $ 2,118

Net cash used in investing                           (28,017)     (9,236)    (1,364)

Net cash provided by financing activities             25,069      (5,254)     8,741
                                                    -------------------------------

(Decrease) Increase in cash and cash equivalents        (543)    (12,952)     9,495

Cash and cash equivalents at beginning of year         5,380      18,332      8,837
                                                    -------------------------------

Cash and cash equivalents at end of year            $  4,837    $  5,380    $18,332
                                                    ===============================

      First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 2000.


                                               Percent
                                  Amount      of assets
                                  ------      ---------
                                  (Dollars in thousands)

Tangible capital                  $16,478        6.96%
Tangible capital requirement        3,549        1.50
                                  -------------------
  Excess                          $12,929        5.46%
                                  ===================

Core capital                      $16,478        6.96%
Core capital requirement (1)        9,463        4.00
                                  -------------------
  Excess                          $ 7,015        2.96%
                                  ===================

Total risk-based capital          $17,733       11.34%
Risk-based capital requirement     12,505        8.00
                                  -------------------
  Excess                          $ 5,228        3.34%
                                  ===================

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

Effect of Accounting Changes

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. SFAS No. 133, as amended, was effective for fiscal years beginning after June 15, 2000. This Statement had no material effect on the Company.

Item 7.  Financial Statements.

                           FIRST FEDERAL BANCORP,
                             INC. AND SUBSIDIARY

                      Consolidated Financial Statements
                         September 30, 2000 and 1999

                 FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY

                              Table of Contents

                                                                  Page
----------------------------------------------------------------------

Independent Auditor's Report                                        1

Financial Statements

  Consolidated balance sheet                                        2

  Consolidated statement of income                                  3

  Consolidated statement of stockholders' equity                    4

  Consolidated statement of cash flows                              5

  Notes to consolidated financial statements                        6


                        Independent Auditor's Report


To the Stockholders and
Board of Directors
First Federal Bancorp, Inc.
Zanesville, Ohio


We have audited the accompanying consolidated balance sheet of First Federal Bancorp, Inc. and subsidiary as of September 30, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of First Federal Bancorp, Inc. as of and for the two year period ended September 30, 1999 were audited by other auditors whose opinion dated October 15, 1999, was unqualified.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of First Federal Bancorp, Inc. and subsidiary as of September 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Olive LLP
-------------
    Olive LLP

Cincinnati, Ohio
October 26, 2000


                 FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
                         Consolidated Balance Sheet


September 30                                                               2000            1999
---------------------------------------------------------------------------------------------------

Assets
  Cash and due from banks                                              $  4,837,402    $  5,355,233
  Interest-bearing demand deposits                                                           25,000
                                                                       ----------------------------
      Cash and cash equivalents                                           4,837,402       5,380,233
  Interest-bearing deposits                                               1,386,000       2,497,030
  Investment securities held to maturity (fair value of $11,375,000
   and $10,673,000)                                                      11,377,928      10,674,856
  Loans, net of allowance for loan losses
   of $1,828,000 and $1,821,000                                         207,048,507     178,949,202
  Premises and equipment                                                  6,498,446       6,978,793
  Federal Home Loan Bank stock                                            4,071,200       3,790,100
  Interest receivable                                                     1,353,849       1,118,855
  Other assets                                                              303,271         470,739
                                                                       ----------------------------
      Total assets                                                     $236,876,603    $209,859,808
                                                                       ============================

Liabilities
  Deposits                                                             $158,720,119    $145,120,096
  Short-term FHLB advances                                               29,235,000       9,585,000
  Long-term debt                                                         28,970,160      35,983,460
  Interest payable                                                          625,943         456,789
  Other liabilities                                                       1,207,687       1,062,195
                                                                       ----------------------------
      Total liabilities                                                 218,758,909     192,207,540
                                                                       ----------------------------

Commitments and contingencies

Stockholders' Equity
  Preferred stock, $100 par value
    Authorized - 1,000,000 shares, no shares issued and outstanding
  Common stock, no par value
    Authorized - 9,000,000 shares
    Issued - 3,303,400 shares
    Outstanding - 3,113,321 and 3,196,171 shares                          3,736,076       3,736,076
  Retained earnings                                                      15,345,127      14,268,057
  Treasury shares - 190,079 and 107,229 shares                             (963,509)       (351,865)
                                                                       ----------------------------
      Total stockholders' equity                                         18,117,694      17,652,268
                                                                       ----------------------------
      Total liabilities and stockholders' equity                       $236,876,603    $209,859,808
                                                                       ============================

               See notes to consolidated financial statements.


                 FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statement of Income

Year Ended September 30                                    2000           1999           1998
------------------------------------------------------------------------------------------------

Interest Income
  Loans receivable                                     $15,953,381    $14,073,473    $15,040,568
  Investment securities                                    967,478      1,206,303        784,509
  Deposits with financial institutions                      71,541        359,018        202,064
                                                       -----------------------------------------
      Total interest income                             16,992,400     15,638,794     16,027,141
                                                       -----------------------------------------

Interest Expense
  Deposits                                               6,212,303      5,844,591      5,622,884
  Borrowings                                             3,574,233      2,817,425      3,516,457
                                                       -----------------------------------------
      Total interest expense                             9,786,536      8,662,016      9,139,341
                                                       -----------------------------------------
Net Interest Income                                      7,205,864      6,976,778      6,887,800
Provision for loan losses                                  160,874        181,853        680,757
                                                       -----------------------------------------
Net Interest Income After Provision for Loan Losses      7,044,990      6,794,925      6,207,043
                                                       -----------------------------------------

Other Income
  Service charges on deposit accounts                      401,775        351,951        324,836
  Net gains on loan sales                                   13,326         49,233        158,540
  Other income                                             652,806        572,481        513,101
                                                       -----------------------------------------
      Total other income                                 1,067,907        973,665        996,477
                                                       -----------------------------------------

Other Expenses
  Salaries and employee benefits                         2,414,641      2,386,681      2,200,042
  Occupancy and equipment expenses                         941,796        906,345        814,220
  Data processing fees                                     530,145        570,840        466,186
  Deposit insurance expense                                 98,373        142,681        139,818
  Advertising                                              293,302        227,385        248,505
  Ohio Franchise taxes                                     211,648        213,231        215,209
  Other expenses                                         1,091,535      1,067,828      1,132,402
                                                       -----------------------------------------
      Total other expenses                               5,581,440      5,514,991      5,216,382
                                                       -----------------------------------------

Income Before Income Tax                                 2,531,457      2,253,599      1,987,138
  Income tax expense                                       914,316        745,979        658,594
                                                       -----------------------------------------
Net Income                                             $ 1,617,141    $ 1,507,620    $ 1,328,544
                                                       =========================================

Basic Earnings per Share                               $       .51    $       .47    $       .42
                                                       =========================================

Diluted Earnings per Share                             $       .48    $       .44    $       .38
                                                       =========================================

               See notes to consolidated financial statements.


                 FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
               Consolidated Statement of Stockholders' Equity


                                                        Common       Retained       Treasury
                                                        Stock        Earnings         Stock         Total
                                                        ------       --------       --------        -----

Balances, October 1, 1997                             $3,656,323    $12,461,620    $(492,082)    $15,625,861
  Net income                                                          1,328,544                    1,328,544
  Cash dividends ($.14 per share)                                      (456,803)                    (456,803)
  Sale of treasury stock from exercise of options                         1,228          984           2,212
                                                      ------------------------------------------------------

Balances, September 30, 1998                           3,656,323    13,334,589      (491,098)     16,499,814
  Net income                                                         1,507,620                     1,507,620
  Cash dividends ($.16 per share)                                     (498,723)                     (498,723)
  Sale of treasury stock from exercise of options         79,753       (75,429)      139,233         143,557
                                                      ------------------------------------------------------

Balances, September 30, 1999                           3,736,076    14,268,057      (351,865)     17,652,268
  Net income                                                         1,617,141                     1,617,141
  Cash dividends ($.16 per share)                                     (505,215)                     (505,215)
  Purchase of treasury stock                                                        (667,938)       (667,938)
  Sale of treasury stock from exercise of options                      (34,856)       56,294          21,438
                                                      ------------------------------------------------------
Balances, September 30, 2000                          $3,736,076    $15,345,127    $(963,509)    $18,117,694
                                                      ======================================================

               See notes to consolidated financial statements.


                 FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
                    Consolidated Statement of Cash Flows


Year Ended September 30                                                        2000            1999            1998
-----------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net income                                                               $  1,617,141    $  1,507,620    $  1,328,544
  Adjustments to reconcile net income to
  net cash provided by operating activities
    Provision for loan losses                                                   160,874         181,853         680,757
    Depreciation and amortization                                               596,297         581,030         537,603
    Deferred income tax                                                          45,000         112,204         (89,968)
    Investment securities amortization (accretion), net                        (137,520)       (240,918)        (63,061)
    FHLB stock dividend                                                        (281,100)       (256,100)       (241,000)
    Net change in
      Mortgage loans held for sale                                               11,902          54,000          85,075
      Other assets and other liabilities                                        392,566        (401,687)       (119,616)
                                                                           --------------------------------------------
        Net cash provided by operating activities                             2,405,160       1,538,002       2,118,334
                                                                           --------------------------------------------

Investing Activities
  Net change in interest-bearing deposits                                     1,111,030      (2,497,030)
  Purchase of FHLB stock                                                                                       (251,100)
  Purchases of securities held to maturity                                  (14,967,016)    (20,203,768)    (12,845,646)
  Proceeds from maturities of securities held to maturity                    14,401,464      23,118,641       8,501,138
  Net change in loans                                                       (28,712,889)     (9,849,851)      3,196,745
  Purchases of premises and equipment                                          (115,950)       (211,530)       (383,621)
  Proceeds from sales and payments received on
   real estate owned and repossessed assets                                     266,125         407,623         417,991
                                                                           --------------------------------------------
        Net cash used by investing activities                               (28,017,236)     (9,235,915)     (1,364,493)
                                                                           --------------------------------------------

Financing Activities
  Net change in
    Deposits                                                                 13,600,023      (2,568,566)     21,054,092
    Advance payments by borrowers for taxes and insurance                       (15,763)        115,863         (80,813)
    Short-term borrowings                                                    19,650,000                     (29,809,012)
  Proceeds of long-term debt                                                                 23,960,000      21,000,000
  Repayment of long-term debt                                                (7,013,300)    (26,387,528)     (3,000,000)
  Cash dividends                                                               (505,215)       (517,335)       (425,292)
  Purchase of stock                                                            (667,938)
  Proceeds from exercise of options                                              21,438         143,557           2,212
                                                                           --------------------------------------------
        Net cash provided (used) by financing activities                     25,069,245      (5,254,009)      8,741,187
                                                                           --------------------------------------------

Net Change in Cash and Cash Equivalents                                        (542,831)    (12,951,922)      9,495,028

Cash and Cash Equivalents, Beginning of Year                                  5,380,233      18,332,155       8,837,127
                                                                           --------------------------------------------

Cash and Cash Equivalents, End of Year                                     $  4,837,402    $  5,380,233    $ 18,332,155
                                                                           ============================================

Additional Cash Flows Information
  Interest paid                                                            $  9,617,382    $  8,721,301    $  9,053,106
  Income tax paid                                                               765,000         537,000         875,000
  Transfer of loan balances to real estate owned and repossessed assets         440,808         341,587         441,261

               See notes to consolidated financial statements.


                 FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                     (Table Dollar Amounts in Thousands)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of First Federal Bancorp, Inc. ("Company") and its wholly owned subsidiary, First Federal Savings Bank of Eastern Ohio ("Bank"), conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a unitary savings and loan holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a federal thrift charter and provides full banking services in a single significant business segment. As a federally-chartered thrift, the Bank is subject to regulation by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation.

The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in east central Ohio. The Bank's loans are generally secured by specific items of collateral, including real property, consumer assets and business assets.

Consolidation - The consolidated financial statements include the accounts of the Company and Bank after elimination of all material intercompany transactions.

Investment Securities - Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity and marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax. The Company currently has no available-for-sale securities.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Loans held for sale are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

Loans are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

Allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. When foreclosed assets are acquired, any required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for and will continue to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiary.

Earnings per share have been computed based upon the weighted average common shares and potential common shares outstanding during each year.

Reclassifications of certain amounts in the 1999 and 1998 consolidated financial statements have been made to conform to the 2000 presentation.

NOTE 2 - Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at September 30, 2000, was $845,000.

NOTE 3 - Investment Securities


                                                           2000
                                     ------------------------------------------------
                                                     Gross        Gross
                                     Amortized    Unrealized    Unrealized     Fair
September 30                            Cost         Gains        Losses       Value
-------------------------------------------------------------------------------------

Held to maturity
  Federal agencies                    $10,502         $ 3          $ (6)      $10,499
  Mortgage-backed securities              739           5            (5)          739
  Other securities                        137                                     137
                                      -----------------------------------------------
      Total investment securities     $11,378         $ 8          $(11)      $11,375
                                      ===============================================


                                                           1999
                                     ------------------------------------------------
                                                     Gross        Gross
                                     Amortized    Unrealized    Unrealized     Fair
September 30                            Cost         Gains        Losses       Value
-------------------------------------------------------------------------------------

Held to maturity
  Federal agencies                    $ 9,544                      $(13)    $ 9,531
  Mortgage-backed securities              969         $16            (5)        980
  Other securities                        162                                   162
                                      ---------------------------------------------
      Total investment securities     $10,675         $16          $(18)    $10,673
                                      =============================================

The amortized cost and fair value of securities held to maturity at September 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                              Amortized     Fair
                                 Cost       Value
                              ---------     -----

Within one year               $10,502      $10,499
One to five years                 107          107
Five to ten years                  30           30
                              --------------------
                               10,639       10,636
Mortgage-backed securities        739          739
                              --------------------
      Totals                  $11,378      $11,375
                              ====================

Securities with a carrying value of $5,068,000 and $6,545,000 were pledged at September 30, 2000 and 1999 to secure certain deposits and for other purposes as permitted or required by law.

There were no sales of securities held to maturity.

NOTE 4 - Loans and Allowance


September 30                                 2000        1999
---------------------------------------------------------------

Real estate loans
  One-to-four family residential           $104,166    $ 96,358
  Multi-family                                8,191       8,693
  Nonresidential                             14,941      12,692
  Construction loans                          6,403      12,127
Consumer and other loans
  Automobile                                 51,737      38,752
  Loans on deposit accounts                     305         338
  Home equity, education and other           19,615      15,212
  Commercial loans                            5,407       2,623
                                           --------------------
                                            210,765     186,795
Deferred loan costs                             596         470
Undisbursed portion of loans in process      (2,484)     (6,495)
Allowance for loan losses                    (1,828)     (1,821)
                                           --------------------
      Total loans                          $207,049    $178,949
                                           ====================


Year Ended September 30       2000      1999      1998
-------------------------------------------------------

Allowance for loan losses
  Balances, October 1        $1,821    $2,042    $1,816

  Provision for losses          161       182       681
  Recoveries on loans            43        94       283
  Loans charged off            (197)     (497)     (738)
                             --------------------------
  Balances, September 30     $1,828    $1,821    $2,042
                             ==========================

NOTE 5 - Premises and Equipment


September 30                  2000        1999
----------------------------------------------

Land and improvements       $    776    $    833
Buildings                      6,564       6,513
Equipment                      2,920       2,904
                            --------------------
      Total cost              10,260      10,250
Accumulated depreciation      (3,762)     (3,271)
                            --------------------
      Net                   $  6,498    $  6,979
                            ====================

NOTE 6 - Deposits


September 30                                                  2000        1999
--------------------------------------------------------------------------------

Demand deposits                                             $ 35,496    $ 35,763
Savings deposits                                              21,509      25,086
Certificates and other time deposits of $100,000 or more      23,956      15,837
Other certificates and time deposits                          77,759      68,434
                                                            --------------------
      Total deposits                                        $158,720    $145,120
                                                            ====================


Certificates and other time deposits maturing
 in years ending September 30
  2001                                           $ 75,899
  2002                                             20,519
  2003                                              2,653
  2004                                                705
  2005                                              1,694
  Thereafter                                          245
                                                 --------
                                                 $101,715
                                                 ========

NOTE 7 - Long-Term Debt

Long-term debt consists solely of fixed-rate (5.77% to 6.90%) Federal Home Loan Bank (FHLB) advances.

The Federal Home Loan Bank advances are secured by first-mortgage loans and FHLB stock totaling $82,648,000. Advances are subject to restrictions or penalties in the event of prepayment.


Maturities in years ending September 30
  2001                                     $11,000
  2002                                       1,000
  2003                                       6,000
  2004                                       1,000
  2005                                       4,000
  Thereafter                                 5,970
                                           -------
                                           $28,970
                                           =======

NOTE 8 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others totaled $20,191,000; $22,393,000; and $21,319,000 at September 30, 2000,
1999, and 1998.

Mortgage servicing rights at September 30, 2000 and 1999 and activity for capitalized mortgage servicing rights for 2000, 1999, and 1998 are not material.

NOTE 9 - Income Tax


Year Ended September 30                                      2000    1999    1998
---------------------------------------------------------------------------------

Income tax expense
  Currently payable                                          $869    $634    $749
  Deferred                                                     45     112     (90)
                                                             --------------------
      Total income tax expense                               $914    $746    $659
                                                             ====================

Reconciliation of federal statutory to actual tax expense
  Federal statutory income tax at 34%                        $861    $766    $676
  Other                                                        53     (20)    (17)
                                                             --------------------
      Actual tax expense                                     $914    $746    $659
                                                             ====================

A cumulative net deferred tax liability is included in other liabilities. The components of the liability are as follows:


September 30                        2000      1999
---------------------------------------------------

Assets
  Allowance for loan losses         $ 363     $ 323
  Accrued vacation and sick pay        39        35
  Pensions and employee benefits       20        37
  Other                                 3         3
                                    ---------------
      Total assets                    425       398
                                    ---------------

Liabilities
  Depreciation                       (189)     (189)
  FHLB stock dividends               (585)     (496)
  Loan fees                           (17)      (31)
  Other                                (7)      (10)
                                    ---------------
      Total liabilities              (798)     (726)
                                    ---------------
                                    $(373)    $(328)
                                    ===============

Retained earnings include approximately $1,111,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts was approximately $549,000.

NOTE 10 - Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying financial statements. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk as of September 30, 2000 and 1999 include commitments to extend credit of $20,027,000 and $18,274,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

The Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

NOTE 11 - Dividend and Capital Restrictions

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net income (as defined) for the current year plus retained net income for the previous two calendar years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At September 30, 2000, total stockholders' equity of the Bank was $16,649,000, of which approximately $2,304,000 was potentially available for distribution to the Company.

NOTE 12 - Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2000 and 1999, the Bank is categorized as well capitalized and met all applicable capital adequacy requirements. There are no conditions or events since September 30, 2000 that management believes have changed the Bank's classification.


                                                                              Required for Adequate        To Be Well
                                                              Actual                Capital(1)          Capitalized(1)
                                                         ----------------     ---------------------    ----------------
September 30                                             Amount     Ratio     Amount          Ratio    Amount     Ratio
-----------------------------------------------------------------------------------------------------------------------

As of September 30, 2000
Total risk-based capital(1) (to risk-weighted assets)    $17,733    11.34%    $12,505          8.0%    $15,631    10.0%

Tier 1 capital(1) (to risk-weighted assets)               16,478    10.54%      6,252          4.0%      9,379     6.0%

Core capital(1) (to adjusted total assets)                16,478     6.96%      7,098          3.0%     11,829     5.0%

Core capital(1) (to adjusted tangible assets)             16,478     6.96%      4,732          2.0%                N/A

Tangible capital(1) (to adjusted total assets)            16,478     6.96%      3,549          1.5%                N/A

As of September 30, 1999
Total risk-based capital(1) (to risk-weighted assets)    $16,990    12.95%    $10,493          8.0%    $13,157    10.0%

Tier 1 capital(1) (to risk-weighted assets)               15,634    11.92%      5,246          4.0%      7,869     6.0%

Core capital(1) (to adjusted total assets)                15,634     7.45%      6,293          3.0%     10,488     5.0%

Core capital(1) (to adjusted tangible assets)             15,634     7.45%      4,195          2.0%                N/A

Tangible capital(1) (to adjusted total assets)            15,634     7.45%      3,147          1.5%                N/A

--------------------
<F1>  As defined by regulatory agencies

NOTE 13 - Employee Benefit Plans

The Company's defined-benefit pension plan covers substantially all of its employees. The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:


September 30                                          2000       1999
----------------------------------------------------------------------

Change in benefit obligation
  Benefit obligation at beginning of year            $1,043     $1,368
  Service cost                                           56         74
  Interest cost                                          80         92
  Actuarial gain                                         86       (471)
  Benefits paid                                         (20)       (20)
                                                     -----------------
  Benefit obligation at end of year                   1,245      1,043
                                                     -----------------

Change in plan assets
  Fair value of plan assets at beginning of year      1,172      1,149
  Actual return on plan assets                           (3)       (18)
  Employer contribution                                 121         62
  Benefits paid                                         (20)       (20)
                                                     -----------------
  Fair value of plan assets at end of year            1,270      1,173
                                                     -----------------
  Funded status                                          25        130
  Unrecognized net actuarial loss                        21       (130)
  Unrecognized transition liability                      10         11
                                                     -----------------
  Prepaid benefit cost                               $   56     $   11
                                                     =================


Year Ended September 30                           2000      1999      1998
--------------------------------------------------------------------------

Components of net periodic benefit cost
  Service cost                                    $ 56      $ 74      $ 73
  Interest cost                                     80        92        92
  Expected return on plan assets                     3        17       (95)
  Net amortization and deferral                    (64)      (69)       53
                                                  ------------------------
  Net periodic benefit cost                       $ 75      $114      $123
                                                  ========================

Assumptions used in the accounting were:
  Discount rate                                   7.72%     7.72%     6.74%
  Rate of increase in compensation                4.00%     4.00%     4.00%
  Expected long-term rate of return on assets     5.00%     5.00%     5.00%

NOTE 14 - Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features

The aggregate amount of loans, as defined, to such related parties were as follows:


Balances, October 1, 2000                        $1,470
Changes in composition of related parties          (253)
New loans, including renewals                       140
Payments, etc., including renewals                 (199)
                                                 ------
Balances, September 30, 2000                     $1,158
                                                 ======

Deposits from related parties held by the Banks at September 30, 2000 and 1999 totaled $847,000 and $530,000.

NOTE 15 - Stock Option Plan

The Company has five stock option plans, three Incentive Stock Option Plans for Officers and Key Employees and two Stock Option Plans for Non-employee Directors, that were approved by the Board of Directors and were ratified by the Company's shareholders at the annual meetings in February 1993, February 1995 and February 1997. The number of options authorized under the plans for granting to officers and key employees is 464,540. In addition 287,624 options are authorized under the plans for granting to non-employee directors. Options expire 10 years after the date of grant and are issued at the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized. For the plans ratified in February 1993, eligible officers and directors are able to exercise options awarded to them one year after the grant date. For the other plans, eligible officers and directors are able to exercise options awarded to them immediately after the grant date.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:


                                                                 2000        1999        1998
                                                               --------------------------------

Risk-free interest rates                                          6.50%       5.21%       6.24%
Dividend yields                                                   2.91%       1.35%       1.44%
Volatility factors of expected market price of common stock      27.00%       5.76%       5.42%
Weighted-average expected life of the options                  10 years    10 years    10 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:


                                                2000       1999       1998
                                               ----------------------------

Net income                     As reported     $1,617     $1,508     $1,329
                               Pro forma        1,606      1,408      1,229
Basic earnings per share       As reported        .51        .47        .42
                               Pro forma          .51        .44        .39
Diluted earnings per share     As reported        .48        .44        .38
                               Pro forma          .48        .41        .35

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended September 30, 2000, 1999 and 1998.


Year Ended September 30                           2000                     1999                     1998
-----------------------------------------------------------------------------------------------------------------
                                                      Weighted-                Weighted-                Weighted-
                                                       Average                  Average                  Average
                                                      Exercise                 Exercise                 Exercise
               Options                    Shares        Price      Shares        Price      Shares        Price
-----------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year            460,546       $3.72      504,660      $ 3.50      469,560       $2.97
Granted                                     6,100        5.50        2,740       11.88       40,100        9.96
Exercised                                 (17,150)       1.25      (45,639)       1.63         (300)       7.38
Forfeited/expired                          (4,670)       7.10       (1,215)       9.32       (4,700)       5.42
                                          ---------------------------------------------------------------------
Outstanding, end of year                  444,826        3.39      460,546        3.72      504,660        3.50
                                          =====================================================================
Options exercisable at year end           439,426        3.37      458,221        3.67      500,760        2.52
Weighted-average fair value of options
 granted during the year                                 1.88                     3.34                     3.63

As of September 30, 2000, the options outstanding and exercisable are as follows:


                           Outstanding              Exercisable
                    ------------------------    -------------------
                                 Weighted
                                  Average                  Weighted
                                 Remaining                 Average
                                Contractual                Exercise
Range of Prices     Number     Life (Months)    Number      Price
-------------------------------------------------------------------

$1.25 to $2.50      162,500        21.56        162,500     $ 1.26
$2.51 to $5.00      226,280        54.72        226,280       3.60
$5.01 to $7.50       15,391        82.56          9,991       6.33
$7.51 to $10.00      38,700        86.01         38,700       9.96
$10.01 to $12.50      1,955        97.15          1,955      11.88
                    -------                     -------
                    444,826        46.48        439,426       3.37
                    =======                     =======

NOTE 16 - Earnings Per Share

Earnings per share (EPS) were computed as follows:


                                                                         Year Ended September 30, 2000
                                                                     -------------------------------------
                                                                                  Weighted       Per-Share
                                                                     Income    Average Shares      Amount
                                                                     -------------------------------------

Basic Earnings Per Share
  Income available to common stockholders                            $1,617       3,168,193         $.51

Effect of Dilutive Securities
  Stock options                                                                     209,207
                                                                                  ---------

Diluted Earnings Per Share
  Income available to common stockholders and assumed conversions    $1,617       3,377,400         $.48
                                                                     ===================================

Options to purchase 42,746 shares of common stock at $9.77 per share were outstanding at September 30, 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


                                                                         Year Ended September 30, 1999
                                                                     -------------------------------------
                                                                                  Weighted       Per-Share
                                                                     Income    Average Shares      Amount
                                                                     -------------------------------------

Basic Earnings Per Share
  Income available to common stockholders                            $1,508       3,176,462         $.47

Effect of Dilutive Securities
  Stock options                                                                     219,155
                                                                                  ---------

Diluted Earnings Per Share
  Income available to common stockholders and assumed conversions    $1,508       3,395,617         $.44
                                                                     ===================================


                                                                         Year Ended September 30, 1998
                                                                     -------------------------------------
                                                                                  Weighted       Per-Share
                                                                     Income    Average Shares      Amount
                                                                     -------------------------------------

Basic Earnings Per Share
  Income available to common stockholders                            $1,329       3,150,532         $.42

Effect of Dilutive Securities
  Stock options                                                                     354,482
                                                                                  ---------

Diluted Earnings Per Share
  Income available to common stockholders and assumed conversions    $1,329       3,505,014         $.38
                                                                     ===================================

NOTE 17 - Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

Interest-bearing Time Deposits - The fair value of interest-bearing time deposits approximates carrying value.

Securities and Mortgage-backed Securities - Fair values are based on quoted market prices.

Loans - For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans, including one-to-four family residential, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value for other loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest Receivable/Payable - The fair values of interest receivable/payable approximate carrying values.

FHLB Stock - Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

Deposits - The fair values of noninterest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Short-term Borrowings - The carrying amounts approximate fair value.

Long-term Debt - The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

Off-Balance Sheet Commitments - Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans, and standby letters of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Company's financial instruments are as follows:


                                                      2000                    1999
                                              --------------------    --------------------
                                              Carrying      Fair      Carrying      Fair
September 30                                   Amount       Value      Amount       Value
------------------------------------------------------------------------------------------

Assets
  Cash and cash equivalents                   $  4,837    $  4,837    $  5,380    $  5,380
  Interest-bearing deposits                      1,386       1,386       2,497       2,497
  Investment securities held to maturity        11,378      11,375      10,675      10,673
  Loans including loans held for sale, net     207,049     205,962     178,949     180,569
  Interest receivable                            1,354       1,354       1,119       1,119
  Stock in FHLB                                  4,071       4,071       3,790       3,790

Liabilities
  Deposits                                     158,720     159,111     145,120     145,387
  Short-term borrowings                         29,235      29,235       9,585       9,585
  Long-term debt                                28,970      28,980      35,983      35,911
  Interest payable                                 626         626         457         457

NOTE 18 - Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:


                           Condensed Balance Sheet
September 30                                          2000        1999
------------------------------------------------------------------------

Assets
  Deposits with subsidiary                           $   283     $ 1,132
  Commercial loans                                     1,296         793
  Investment in common stock of subsidiary            16,649      15,782
  Other assets                                            37          99
                                                     -------------------
      Total assets                                   $18,265     $17,806
                                                     ===================

Liabilities
  Other liabilities                                  $   147     $   154
                                                     -------------------

Stockholders' Equity                                  18,118      17,652
                                                     -------------------
      Total liabilities and stockholders' equity     $18,265     $17,806
                                                     ===================


                           Condensed Statement of Income
Year Ended September 30                                        2000      1999      1998
----------------------------------------------------------------------------------------

Income
  Dividends from subsidiary                                   $  750    $  600    $  600
  Interest income                                                137       113       108
                                                              --------------------------
      Total income                                               887       713       708
Expenses
  Other expenses                                                 137       125       117
                                                              --------------------------
Income before equity in undistributed income of subsidiary       750       588       591
Equity in undistributed income of subsidiary                     867       920       738
                                                              --------------------------
Net Income                                                    $1,617    $1,508    $1,329
                                                              ==========================


                           Condensed Statement of Cash Flows
Year Ended September 30                                    2000      1999      1998
------------------------------------------------------------------------------------

Operating Activities
  Net income                                              $1,617    $1,508    $1,329
  Equity in undistributed income of subsidiary              (867)     (920)     (738)
  Net change in other assets and liabilities                   5        19        11
                                                          --------------------------
      Net cash provided by operating activities              805       607       602
                                                          --------------------------

Investing Activities
  Proceeds from maturities of securities                                         250
  Net change in loans                                       (503)     (533)      603
                                                          --------------------------
      Net cash provided (used) by investing activities      (503)     (533)      853
                                                          --------------------------

Financing Activities
  Proceeds from exercise of options                           22        74         2
  Purchase of treasury stock                                (668)
  Dividends paid                                            (505)     (517)     (425)
                                                          --------------------------
      Net cash used by financing activities               (1,151)     (443)     (423)
                                                          --------------------------

Net Change in Cash and Cash Equivalents                     (849)     (369)    1,032

Cash and Cash Equivalents at Beginning of Year             1,132     1,501       469
                                                          --------------------------
Cash and Cash Equivalents at End of Year                  $  283    $1,132    $1,501
                                                          ==========================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Upon the recommendation of the Audit Committee and the approval of the Board of Directors of Bancorp, Crowe Chizek and Company LLP ("Crowe Chizek") was dismissed as Bancorp's independent public auditors on December 17, 1999. On the same date, Olive LLP was engaged to audit Bancorp's financial statements for the fiscal year ended Spetember 30, 2000. The decision to change auditors was based upon a belief that Olive LLP could serve Bancorp's needs more efficiently and responsively than Crowe Chizek.

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

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of First Federal Bancorp, Inc. (the "Proxy Statement"), under the captions "Proposal One: Election of Directors" and "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

      The following table presents certain information in respect of the executive officers of Bancorp:


                   Name(1)            Age(2)     Position
                   -------            ------     --------

            Ward D. Coffman, III        47       Secretary
            Connie Ayres LaPlante       44       Treasurer
            John C. Matesich, III       57       Chairman of the Board
            J. William Plummer          55       President

      The following table presents certain information in respect of the executive officers of First Federal:


                   Name(1)            Age(2)     Position
                   -------            ------     --------

            Connie Ayres LaPlante       44       Treasurer and
                                                  Senior Vice President
            John C. Matesich, III       57       Chairman of the Board
            J. William Plummer          55       President and
                                                  Chief Executive Officer
            Larry W. Snode              51       Secretary and
                                                  Senior Vice President -
                                                  Operations
            Thomas N. Sulens            49       Senior Vice President -
                                                  Lending
            John W. Imes                38       Senior Vice President -
                                                  Chief Lending Officer

--------------------
<F1>  There are no family relationships among the executive officers of
      Bancorp or First Federal.
<F2>  As of December 15, 2000.

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

      Larry W. Snode is First Federal's Secretary and Senior Vice President in charge of Operations. Mr. Snode began employment with First Federal in 1977.

      Thomas N. Sulens is the Senior Vice President in charge of
Commercial/Small Business Lending for First Federal. Mr. Sulens commenced employment with First Federal in 1973.

      John W. Imes is the Senior Vice President in charge of Lending for First Federal. Mr. Imes commenced employment with First Federal in 2000.

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

Item 13.  Exhibits and Reports on Form 8-K
      (a)  Exhibits
           Item 3. Articles of Incorporation, Amendment to Articles of Incorporation, Code of Regulations, and Amendment to Code of Regulations.
           Item 10.   Material contracts.
                      First Federal Bancorp, Inc. 1992 Stock Option Plan for
                       Officers and Key Employees
                      First Federal Bancorp, Inc. 1992 Stock Option Plan for
                       Non-Employee Directors
                      First Federal Bancorp, Inc. 1994 Stock Option Plan for
                       Officers and Key Employees
                      First Federal Bancorp, Inc. 1994 Stock Option Plan for
                       Non-Employee Directors
                      First Federal Bancorp, Inc. 1997 Performance Stock
                       Option Plan for Senior Executive Officers and Outside Directors
                      Employment Agreement-J. William Plummer
                      Employment Agreement-Connie Ayres LaPlante
           Item 21.   Subsidiaries of the Registrant.
           Item 23    Consent of Auditor - Olive LLP
                      Consent of Auditor - Crowe Chizek and Company, LLP
           Item 27.   Financial Data Schedule
           Item 99    Report of Independent Auditors
           Item 99.1  Proxy Statement
           Item 99.2  Safe Harbor Under the Private Securities Litigation
                       Reform Act of 1995

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

By /s/ Connie Ayres LaPlante           By /s/ Don R. Parkhill
   --------------------------------       ---------------------------------
   Connie Ayres LaPlante                  Don R. Parkhill
   Treasurer and a Director               Director
   (Principal Accounting Officer)

Date  December 20, 2000                Date  December 20, 2000
      -----------------------------          ------------------------------


By /s/ Ward D. Coffman, III            By /s/ John C. Matesich, III
   --------------------------------       ---------------------------------
   Ward D. Coffman, III                   John C. Matesich, III
   Secretary and a Director               Chairman of the Board

Date  December 20, 2000                Date  December 20, 2000
      -----------------------------          ------------------------------


By /s/ Robert D. Goodrich, II          By /s/ J. William Plummer
   --------------------------------       ---------------------------------
   Robert D. Goodrich, II                 J. William Plummer
   Director                               President and a Director

Date  December 20, 2000                Date  December 20, 2000
      -----------------------------          ------------------------------


By /s/ Patrick L. Hennessey
   --------------------------------
   Patrick L. Hennessey
   Director

Date  December 20, 2000


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

  3.2       Amendment to the Articles of     The Amendment to the Articles
            Incorporation of First Federal   of Incorporation of Bancorp,
            Bancorp, Inc.                    filed as Exhibit 4a(1) to the
                                             1994 S-8, is incorporated
                                             herein by reference.

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

  3.4       Amendment to the Code of         The Amendment to the Code of
            Regulations of First Federal     Regulations of Bancorp filed
            Bancorp, Inc.                    as Exhibit 4b to Bancorp's
                                             Registration Statement on S-8,
                                             filed with the SEC on February
                                             1, 1994, is incorporated herein
                                             by reference.

 10.1       First Federal Bancorp, Inc.      The First Federal Bancorp, Inc.
            1992 Stock Option Plan for       1992 Stock Option Plan for
            Officers and Key Employees       Officers and Key Employees,
                                             included as Exhibit 10.1 to
                                             Bancorp's Form 10-KSB filed
                                             with the SEC on December 28,
                                             1998, is incorporated herein by
                                             reference.

 10.2       First Federal Bancorp, Inc.      The First Federal Bancorp, Inc.
            1992 Stock Option Plan for       1992 Stock Option Plan for
            Non-Employee Directors           Non-Employee Directors included
                                             as Exhibit 10.2 to Bancorp's
                                             Form 10-KSB filed with the SEC
                                             on December 28, 1998, is
                                             incorporated herein by
                                             reference.

 10.3       Employment Agreement between
            First Federal Savings Bank of
            Eastern Ohio and J. William
            Plummer

 10.4       Employment Agreement between
            First Federal Savings Bank of
            Eastern Ohio and Connie Ayres
            LaPlante

 10.5       First Federal Bancorp, Inc.      The First Federal Bancorp, Inc.
            1994 Stock Option Plan for       1994 Stock Option Plan for
            Officers and Key Employees       Officers and Key Employees,
                                             filed as Exhibit 4 to Bancorp's
                                             Registration Statement on Form
                                             S-8 filed with the SEC on July
                                             17, 1995, is incorporated
                                             herein by reference.

 10.6       First Federal Bancorp, Inc.      The First Federal Bancorp, Inc.
            1994 Stock Option Plan for       1994 Stock Option Plan for
            Non-Employee Directors           Non-Employee Directors included
                                             as Exhibit 4 to Bancorp's
                                             Registration Statement on Form
                                             S-8 filed with the SEC on July
                                             17, 1995, is incorporated
                                             herein by reference.

 10.7       First Federal Bancorp, Inc.      The First Federal Bancorp, Inc.
            1997 Performance Stock Option    1997 Performance Stock Option
            Plan for Senior Executive        Plan for Senior Executive
            Officers and Outside Directors   Officers and Outside Directors,
                                             filed as Exhibit 4(a) to
                                             Bancorp's Registration
                                             Statement on S-8 filed with the
                                             SEC on December 9, 1998, is
                                             incorporated herein by
                                             reference.

 21         Subsidiaries of First Federal
            Bancorp, Inc.

 23.1       Consent of Auditor - Olive LLP

 23.2       Consent of Auditor - Crowe
            Chizek & Co. LLP

 27         Financial Data Schedule

 99         Report of  Independent Auditors

 99.1       Proxy Statement for the 2001     Incorporated by reference to
            Annual Meeting of Shareholders   the Definitive Proxy Statement
            of First Federal Bancorp, Inc.   for the 2001 Annual Meeting of
                                             Shareholders, to be filed.

 99.2       Safe Harbor Under the Private
            Securities Litigation Reform
            Act of 1995