Form 10QSB
period 2000-12-31
FIRST FEDERAL BANCORP INC/OH/
filed 2001-02-13
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 (Mark One)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2000


           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to________
           Commission File No. 0-20380
                               -------

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

Registrant's telephone number, including area code: (740) 588-2222

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    [X]    No    [ ]

As of January 31, 2001, the latest practicable date, 3,113,321 shares of the registrant's common stock, no par value, were issued and outstanding.

                             Page 1 of 11 Pages


                         FIRST FEDERAL BANCORP, INC.

                                    INDEX
                                    -----

PART  I    FINANCIAL INFORMATION                             PAGE
                                                             ----

           Consolidated Statements of Financial Condition     3

           Consolidated Statements of Income                  4

           Consolidated Statements of Cash Flows              5

           Notes to Consolidated Financial Statements         6

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations      7

PART II    OTHER INFORMATION                                 10

           SIGNATURES                                        11

                                   PART I
                                   ------

                            FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      At Dec. 31      At Sept. 30
                                                                         2000            2000
                                                                         ----            ----
ASSETS
Cash and amounts due from banks                                      $  5,408,499    $  4,837,402
Interest-bearing demand deposits                                                0               0
                                                                     ----------------------------
Cash and cash equivalents                                            $  5,408,499    $  4,837,402
Interest-bearing deposits                                               1,386,000       1,386,000
Investment securities held to maturity (Fair value - $12,220,000
 in 12/00 and  $11,375,000 in 9/00)                                    12,335,433      11,377,928
Loans receivable, net of losses of $1,821,000
 and $1,723,615                                                       207,467,761     207,048,507
Federal Home Loan Bank stock                                            4,147,900       4,071,200
Premises and equipment                                                  6,404,050       6,498,446
Interest receivable and other assets                                    1,451,957       1,353,849
Other assets                                                              304,870         303,271
                                                                     ----------------------------
      Total Assets                                                   $238,906,470    $236,876,603
                                                                     ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                           $164,434,127    $158,720,119
  Short-term FHLB advances                                             29,930,000      29,235,000
  Long-term debt                                                       23,966,708      28,970,160
  Interest payable                                                        752,895         625,943
  Other liabilities                                                     1,371,265       1,207,687
                                                                     ----------------------------
      Total Liabilities                                              $220,454,995    $218,758,909
                                                                     ============================
Stockholders' Equity
  Preferred stock: $100 par value; 1,000,000 shares
   authorized; no shares issued and outstanding
  Common stock: no par value; 9,000,000 shares authorized;
   3,303,400 shares issued; 3,113,321 shares outstanding in
   both 12/00 and 9/00                                               $  3,743,514    $  3,736,076
  Retained earnings                                                    15,671,470      15,345,127
  Treasury shares, 190,079 shares in both 12/00 and 9/00, at cost        (963,509)       (963,509)
                                                                     ----------------------------
      Total Stockholders' Equity                                     $ 18,451,475    $ 18,117,694
                                                                     ----------------------------
Total Liabilities and Stockholders' Equity                           $238,906,470    $236,876,603
                                                                     ============================


See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended
                                                    December 31
                                             --------------------------
                                                2000           1999
                                                ----           ----
INTEREST INCOME
  Loans receivable                           $4,427,059    $  3,628,251
Investment securities                           273,954        191,7910
  Deposits with financial institutions           24,200          32,582
                                             --------------------------
      Total Interest Income                   4,725,213       3,852,624
                                             --------------------------

INTEREST EXPENSE
  Deposits                                    1,968,553       1,372,611
  Borrowed money                                912,928         773,961
                                             --------------------------
      Total Interest Expense                  2,881,481       2,146,572
                                             --------------------------
      Net Interest Income                     1,843,732       1,706,052

      Provision for Loan Losses                 (45,306)         31,290
                                             --------------------------

      Net Interest Income After Provision
       for Loan Losses                        1,889,038       1,674,762
                                             --------------------------

OTHER INCOME
  Service charges on deposit accounts           104,299         101,267
  Net gains on loan sales                         5,615           1,256
  Other income                                  167,375         171,693
                                             --------------------------
      Total other income                        277,289         274,216
                                             --------------------------

OTHER EXPENSES
  Salaries and employee benefits                654,027         632,915
  Occupancy and equipment expense               246,915         240,587
  Data processing expense                       145,988         118,270
  Deposit insurance expense                      21,617          35,026
  Advertising                                    67,769          80,427
  Ohio franchise taxes                           51,161          52,765
  Other operating expenses                      279,365         302,063
                                             --------------------------
      Total other expenses                    1,466,842       1,462,053
                                             --------------------------
Income Before Income Taxes                      699,485         486,925
  Income tax expense                            248,610         182,422
                                             --------------------------
  Net Income                                 $  450,875    $    304,503
                                             ==========================
EARNINGS PER SHARE
  Basic
  Diluted                                    $      .14    $        .10
                                             --------------------------
                                             $      .14    $        .09
                                             --------------------------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                       3,113,321       3,196,171
                                             --------------------------
  Diluted                                     3,290,742       3,406,188
                                             --------------------------

DIVIDENDS DECLARED PER SHARE                 $      .04    $        .04
                                             --------------------------


See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                                 December 31
                                                                         ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        2000           1999
                                                                             ----           ----
  Net Income                                                             $   450,875    $    304,503

  Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for loan losses                                                (45,306)         31,290
    Depreciation                                                             148,317         150,369
    Federal Home Loan Bank stock dividends                                   (76,700)        (66,800)
    Amortization of net premiums (discounts) on investment securities        (33,426)        (27,217)
    Mortgage loans originated for sale                                      (540,500)       (199,200)
    Proceeds from sale of mortgage loans                                     540,500         103,944
    Gain on Sale of Loans                                                      5,615           1,256
    Change in other assets and other liabilities                              63,871         (78,423)
                                                                         ---------------------------

Net Cash Provided by Operating Activities                                    513,246         219,722
                                                                         ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities                        3,006,709       6,706,099
  Purchases of investment securities/FHLB stock                           (3,955,000)     (5,049,057)
  Loans originated, net of principal repayments                             (457,515)    (11,514,985)
  Principal collected on mortgage-backed securities                           24,212          88,243
  Sale of real estate owned / repossessed assets                              85,391          25,800
  Purchases of premises and equipment                                        (53,921)        (41,150)
                                                                         ---------------------------

      Net Cash Used for Investing Activities                              (1,350,124)     (9,785,050)
                                                                         ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                                           5,714,008      (5,582,068)
  Net change in advance payments by borrowers for taxes and insurance        126,952         149,804
  Net change in borrowed funds with original maturities of less than
   three months                                                              695,000      15,676,749
  Repayment of long-term FHLB advances                                    (5,003,452)     (1,000,000)
  Cash dividends paid                                                       (124,533)       (127,847)
                                                                         ---------------------------

      Net Cash Provided by Financing Activities                            1,407,975       9,116,638
                                                                         ---------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      571,097        (448,690)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           4,837,402       5,380,233
                                                                         ---------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 5,408,499    $  4,931,543
                                                                         ===========================


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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of December 31, 2000, and September 30, 2000, and the results of its operations for the three months ended December 31, 2000, and 1999, and its cash flow for the three months ended December, 2000 and 1999. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $382,000 and $0 respectively, at December 31, 2000, and $645,487 and $0 respectively at September 30, 2000.

3.    Earnings Per Common Share
      -------------------------

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

Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses may be allocated to impaired loans.

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended December 31, 2000, and the year ended September 30, 2000.


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

Some of the forward-looking statements included herein are the statements regarding the following:

1.    Management's determination of the amount of loan loss allowance;
2. Management's belief that deposits will increase slightly during fiscal year 2001;
3. Management's anticipation that loan demand will remain stable, but that the loan portfolio will increase as lower interest rates make consumer loans more attractive;
4. Management's anticipation that advances from the FHLB will increase to fund loan originations;
5. Management's anticipation that adjustable-rate loans will reprice higher in fiscal year 2001 if interest rates remain relatively stable;
6. Legislative changes with respect to the activities of financial institutions;
7. Management's expectation that the amount of its consumer loans will remain stable; and
8. Management's expectation that a significant portion of the certificates of deposit at First Federal maturing in fiscal year 2001 will remain on deposit with First Federal.

Changes in Financial Condition from September 30, 2000 to December 31, 2000
---------------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $2.0 million, or .84%, from $236.9 million at September 30, 2000, to $238.9 million at December 31, 2000. The increase is due primarily to an increase of $400,000 in loans receivable, an increase of $600,000 in cash and cash equivalents, and an increase of $1 million in investments held to maturity.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $19.1 million at December 31, 2000, which is an increase of $1.5 million from September 30, 2000. The regulatory liquidity of the Savings Bank was 4.89% at December 31, 2000 and 4.83% at September 30, 2000, which was in excess of the minimum regulatory requirement of 4%. Funds are available through FHLB advances to meet the Savings Bank's liquidity requirement if necessary.

The loans receivable balance increased $400,000 million for the three-month period. As rates remained uncertain, consumer demand for loans was flat. Management anticipates that loan demand will remain stable but that the loan portfolio will increase as lower interest rates make consumer loans more attractive. No assurance can be provided, however, that the loan portfolio will increase or that loan demand will remain stable.

As of December 31, 2000, the Savings Bank had long and short term borrowed funds from the FHLB in the amount of $24.0 million and $29.9 million respectively, at a weighted average rate of 6.62%. Long term FHLB advances decreased $5.0 million from $29.0 million and short term FHLB advances increased $690,000 at September 30, 2000. The net decrease of $4.3 million was due to paying off a long term advance, when it became due, with the funds generated by increased deposits. Deposits increased by $5.7 million, or 3.60%, from $158.7 million at September 30, 2000, to $164.4 million at December 31, 2000. The increase in savings was due to a $6.1 million increase in certificates and a $400,000 reduction in noncertificate accounts. Management believes that deposits will increase slightly during fiscal year 2001 and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB. No assurance can be provided, however, that deposits will increase slightly and that the loan portfolio will increase or that loan demand will remain stable. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at December 31, 2000.


                                               Amount        Percent of
                                           (In Thousands)      Assets
                                           --------------    ----------
            Actual Tangible Capital           $16,725           7.01%
            Required Tangible Capital           3,580           1.50%
                                              ----------------------
            Excess Tangible Capital           $13,145           5.51%

            Actual Core Capital               $16,725           7.01%
            Required Core Capital (1)           9,548           4.00%
                                              ----------------------
            Excess Core Capital               $ 7,177           3.01%

            Actual Risk Based Capital         $18,136          10.63%
            Required Risk Based Capital        13,652           8.00%
                                              ----------------------
            Excess Risk Based Capital         $ 4,484           2.63%

(1) Although the general required minimum core capital is 4.00%, savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

Management is not aware of any proposed regulations or recommendations by the OTS that, if implemented, would have a material effect upon the Savings Bank's capital.

In August 1996, Congress passed legislation repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes and requiring any bad debt reserves taken after 1987, using the percentage of taxable income method, be included in future taxable income of the association over a six-year period. A two-year delay is permitted for institutions meeting a residential mortgage loan origination test. At September 30, 2000, First Federal had approximately $1.6 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture was established in prior years, so First Federal's net income will not be negatively affected by this legislation.

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2000, and 1999
---------------------------

Net interest income before provision for loan losses increased $138,000 for the comparative three-month periods. Total interest income increased $873,000 for the three-month period ended December 31, 2000, compared to the same period in 1999, but was offset by an increase of interest expense of $735,000. Total interest income increased primarily due to an increase in the interest earned on loans receivable. The balance of loans receivable increased $9.0 million to $207.5 million at December 2000, compared to December 1999. Total interest expense increased due to the increased balance of savings deposits since December 31, 1999.

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

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $208,000 at December 31, 2000, which represents .10% of total loans. This was a decrease of $118,000 from December 31, 1999.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,723,615 at December 31, 2000, compared to $1,770,000 at December 31, 1999. During the three-month periods ended December 31, 2000, and December 31, 1999, the Savings Bank recorded recoveries of $6,200 and $4,500 and charge-offs of $65,000 and $87,000, respectively. The provisions for loan losses during the three-month periods ended December 31, 2000, and 1999, were $(45,300) and $31,300 respectively. Based on management's review of the allowance for losses at December 31, 2000, it was determined that there was an excess allowance, based on collateral value, and therefore, $45,300 was reversed.

Noninterest Income and Expense
------------------------------

The federal income tax provision increased $66,000 for the three-month period ended December 31, 2000, compared to the same period in 1999 due to an increase in pre-tax net income for the period.

Total noninterest income remained stable for the three-month period ended December 31, 2000, compared to the same period in 1999. There was an increase in a gain on the sale of loans of $4,000 for the three-month period ended December 31, 2000, due to an increase in the demand for fixed rate loans that were not retained in the portfolio.

Total noninterest expenses increased $5,000 for the quarter ended December 31, 2000, compared to the same period in 1999. Salaries and benefits increased $21,000 as a result of increased entry-level pay ranges and normal pay increases in the three-month period ended December 2000 compared to the three-month period ended December 31, 1999. Occupancy expense increased $6,000 for the three-month period ended December 31, 2000, due to the repaving of parking lots. Data processing costs increased $27,000 due to accruing for additional costs associated with changing our core processor. Advertising decreased $13,000 due to a reduction in marketing. Other operating expense decreased $23,000 due to a reduction in training costs.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          Not applicable

ITEM 5.   OTHER INFORMATION
          -----------------
          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          Exhibit 99.2 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 12, 2001               By:  /s/ J. William Plummer
                                            ----------------------
                                            J. William Plummer
                                            President

Date: February 12, 2001                By:  /s/ Connie Ayres LaPlante
                                            -------------------------
                                            Connie Ayres LaPlante
                                            Chief Financial Officer