Form 10QSB
period 2001-03-31
FIRST FEDERAL BANCORP INC/OH/
filed 2001-05-14
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 (Mark One)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

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

      Registrant's telephone number, including area code:  (740) 453-0606
      As of April 30, 2001, the latest practicable date, 3,117,801 shares of the registrant's common stock, no par value, were issued and outstanding.

        1 of 11 Pages


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

                                   PART I

                            FINANCIAL INFORMATION

                         First Federal Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                              At Mar. 31       At Sept. 30
                                                 2001              2000
                                              ----------       -----------

ASSETS
Cash and amounts due from banks              $  6,593,352      $  4,837,402
Interest-bearing demand deposits                        0                 0
                                             ------------------------------
Cash and cash equivalents                    $  6,593,352      $  4,837,402
Interest-bearing deposits                       1,183,000         1,386,000
Investment securities held to maturity
 (Fair value - $13,176,500 in 3/01 and
 $11,375,000 in 9/00)                          13,150,701        11,377,928
Loans receivable, net of allowance of
 $1,688,000 and $1,828,000                    202,831,574       207,048,507
Federal Home Loan Bank stock                    4,222,000         4,071,200
Premises and equipment                          6,295,115         6,498,446
Interest receivable and other assets            1,304,899         1,353,849
Other assets                                      554,187           303,271
                                             ------------------------------
      Total Assets                           $236,134,828      $236,876,603
                                             ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                   $166,564,217      $158,720,119
  Short-term FHLB advances                              0        29,235,000
  Long-term debt                               48,963,205        28,970,160
  Interest payable                                727,917           625,943
  Other liabilities                               996,938         1,207,687
                                             ------------------------------
      Total Liabilities                      $217,252,277      $218,758,909
                                             ------------------------------

Stockholders' Equity
  Preferred stock:  $100 par value;
   1,000,000 shares authorized; no
   shares issued and outstanding
  Common stock:  no par value;
   9,000,000 shares authorized;
   3,303,400 shares issued;
   3,117,801 shares outstanding in
   03/01 and 3,113,321 in 9/00               $  3,743,514      $  3,736,076
  Retained earnings                            16,087,866        15,345,127
  Treasury shares, 185,599 shares
   in 03/01 and 190,079 in 9/00, at cost         (948,829)         (963,509)
                                             ------------------------------
      Total Stockholders' Equity             $ 18,882,551      $ 18,117,694
                                             ------------------------------

      Total Liabilities and Stockholders'
       Equity                                $236,134,828      $236,876,603
                                             ==============================

See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended               Six Months Ended
                                                        March 31                        March 31
                                               --------------------------      --------------------------
                                                  2001            2000            2001            2000
                                                  ----            ----            ----            ----

INTEREST INCOME
  Loans receivable                             $4,473,528      $3,902,467      $8,900,587      $7,530,718
  Investment securities                           275,473         215,843         549,427         407,634
  Deposits with financial institutions             23,625          24,070          47,825          56,652
                                               ----------------------------------------------------------
      Total Interest Income                     4,772,626       4,142,380       9,497,839       7,995,004
                                               ----------------------------------------------------------

INTEREST EXPENSE
  Deposits                                      1,893,716       1,467,363       3,862,269       2,839,974
  Borrowed money                                  790,629         877,001       1,703,557       1,650,962
                                               ----------------------------------------------------------
      Total Interest Expense                    2,684,345       2,344,364       5,565,826       4,490,936
                                               ----------------------------------------------------------
      Net Interest Income                       2,088,281       1,798,016       3,932,013       3,504,068
      Provision for Loan Losses                    54,819          13,798           9,513          45,088
                                               ----------------------------------------------------------
      Net Interest Income After Provision
       for Loan Losses                          2,033,462       1,784,218       3,922,500       3,458,980
                                               ----------------------------------------------------------

OTHER INCOME
  Service charges on deposit accounts              82,803          86,383         187,102         187,650
  Net gains on loan sales                          29,003           2,105          34,618           3,361
  Other income                                    167,716         154,238         335,091         325,931
                                               ----------------------------------------------------------
      Total other income                          279,522         242,726         556,811         516,942
                                               ----------------------------------------------------------

OTHER EXPENSE
  Salaries and employee benefits                  656,101         568,113       1,310,128       1,201,028
  Occupancy and equipment expense                 215,054         232,773         461,969         473,360
  Data processing expense                         161,698         145,778         307,686         264,048
  Deposit insurance expense                        22,550          20,870          44,167          55,896
  Advertising                                      56,715          59,358         124,484         139,785
  Ohio franchise taxes                             55,717          55,800         106,878         108,565
  Other operating expenses                        273,346         245,576         552,711         547,639
                                               ----------------------------------------------------------
      Total other expenses                      1,441,181       1,328,268       2,908,023       2,790,321
                                               ----------------------------------------------------------
  Income Before Income Taxes                      871,803         698,676       1,571,288       1,185,601
      Income tax expense                          306,024         248,683         554,634         431,105
                                               ----------------------------------------------------------
      Net Income                               $  565,779      $  449,993      $1,016,654      $  754,496
                                               ==========================================================

EARNINGS PER SHARE
  Basic                                        $      .18      $      .14      $      .33      $      .23
                                               ----------------------------------------------------------
  Diluted                                      $      .17      $      .13      $      .31      $      .22
                                               ----------------------------------------------------------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                         3,116,606       3,181,403       3,114,946       3,188,828
                                               ----------------------------------------------------------
  Diluted                                       3,288,601       3,362,580       3,289,654       3,369,580
                                               ----------------------------------------------------------

DIVIDENDS DECLARED PER SHARE                   $     .045      $     .040      $     .085      $     .080
                                               ----------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                                 March 31
                                                      ------------------------------
                                                          2001              2000
                                                          ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $  1,016,654      $    754,496

  Adjustments to reconcile net income to
   net cash provided by operating activities:

    Provision for loan losses                                9,513            45,088
    Depreciation                                           297,644           298,493
    Federal Home Loan Bank stock dividends                (150,800)         (133,900)
    Amortization of net premiums (discounts)
     on investment securities                              (74,464)          (57,590)
    Mortgage loans originated for sale                  (5,387,760)         (276,700)
    Proceeds from sale of mortgage loans                 5,387,760           276,700
    Gain on Sale of Loans                                   34,618             3,361
    Change in other assets and other liabilities          (412,715)         (157,412)
                                                      ------------------------------

      Net Cash Provided by Operating Activities            720,450           752,536
                                                      ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities     11,247,319        10,427,266
  Purchases of investment securities/FHLB stock        (12,793,996)      (10,394,193)
  Loans originated, net of principal repayments          4,063,419       (19,660,736)
  Principal collected on mortgage-backed securities         51,368           138,558
  Sale of real estate owned / repossessed assets           116,821           107,325
  Purchases of premises and equipment                      (94,314)          (84,269)
                                                      ------------------------------

      Net Cash Used for Investing Activities             2,590,617       (19,466,049)
                                                      ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                         7,844,098        10,106,163
  Net change in advance payments by borrowers
   for taxes and insurance                                 101,974           (66,510)
  Net change in borrowed funds with original
   maturities of less than three months                (29,235,000)        9,683,449
  Proceeds (repayments) of long-term FHLB advances      19,993,045        (1,000,000)
  Cash dividends paid                                     (264,834)         (254,571)
  Proceeds from exercise of options                          5,600                 0
  Purchase of treasury shares                                    0          (208,216)
                                                      ------------------------------

      Net Cash Provided by Financing Activities         (1,555,117)       18,260,315
                                                      ------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  1,755,950          (453,198)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,837,402         5,380,233
                                                      ------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  6,593,352      $  4,927,035
                                                      ==============================

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

In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of March 31, 2001, and September 30, 2000, and the results of its operations for the three and six months ended March 31, 2001, and 2000, and its cash flow for the six months ended March 31, 2001 and 2000. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $1,450,125 and $864,578 respectively, at March 31, 2001, and $645,487 and $0 respectively at September 30, 2000.

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

Loans are considered impaired if full principal or interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses maybe allocated to impaired loans.

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended March 31, 2001, and the year ended September 30, 2000.

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

      3. Management's anticipation that loan demand will remain stable, but that the loan portfolio will decline as lower interest rates make fixed-rate mortgages more attractive; and

      4. Management's anticipation that interest income will be reduced if interest rates remain low.

Changes in Financial Condition from September 30, 2000 to March 31, 2001

Total consolidated assets of Bancorp decreased by $742,000, or .31%, from $236.8 million at September 30, 2000, to $236.1 million at March 31, 2001. The decrease is due primarily to a reduction of $4.2 million in loans receivable offset by an increase of $1.8 million in cash and cash equivalents and an increase of $1.8 million in investments.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $20.9 million at March 31, 2001, which is an increase of $3.3 million from September 30, 2000. The regulatory liquidity of the Savings Bank was 5.60% at March 31, 2001 and 4.83% at September 30, 2000. Funds are available through FHLB advances to meet the Savings Bank's liquidity needs.

The loans receivable balance decreased $4.2 million for the six-month period. As rates decreased, consumer demand for adjustable-rate mortgages has decreased and the demand for fixed-rate mortgages has increased. The Savings Bank has not retained these fixed-rate mortgages in its portfolio as they do not meet the requirement of its Strategic Plan. Management anticipates that loan demand will remain stable but that the mortgage loan portfolio will decrease as lower interest rates make fixed-rate mortgages more attractive. No assurance can be provided, however, that the loan portfolio will decrease or that loan demand will remain stable.

As of March 31, 2001, the Savings Bank had borrowed funds from the FHLB in the amount of $49.0 million at a weighted average rate of 5.87%. FHLB advances decreased $9.2 million from $58.2 million at September 30, 2000. The Savings Bank restructured FHLB advances of $20 million from short-term variable rate advances to long term fixed rate advances during the quarter ended March 31, 2001. The Savings Bank has obtained a line of credit at the discount window of the Federal Reserve System for $23.0 million secured by consumer auto loans, although there was no balance owed on the line of credit as of March 31, 2001. Deposits increased by $7.8 million, or 4.94%, from $158.7 million at September 30, 2000, to $166.6 million at March 31, 2001. The increase in savings was due to an increase in certificates of deposit of $6.1 million and transaction accounts of $2.7 million.
Management believes that deposits will increase during fiscal year 2001. No assurance can be provided, however, that deposits will increase. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at March 31, 2001.

                                             Amount         Percent of
                                          (In Thousands)      Assets
                                          --------------    ----------

      Actual Tangible Capital                $17,049           7.21%
      Required Tangible Capital                3,549           1.50%
      Excess Tangible Capital                $13,500           5.71%

      Actual Core Capital                    $17,049           7.21%
      Required Core Capital (1)                9,464           4.00%
      Excess Core Capital                    $ 7,585           3.21%

      Actual Risk Based Capital              $18,465          11.92%
      Required Risk Based Capital             12,395           8.00%
      Excess Risk Based Capital              $ 6,070           3.92%

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

Comparison of Operating Results for the Three- and Six-Month Periods Ended March 31, 2001, and 2000

Net interest income before provision for loan losses increased $290,000 for the three-month comparative periods and increased $428,000 for the comparative six-month periods. Total interest expense increased $340,000 for the three-month period and increased $1,075,000 for the six-month period ended March 31, 2001, compared to the same periods in 2000. Total interest income increased primarily due to an increase in the interest earned on loans receivable and interest earned on other interest earning investments. Loans receivable increased $4.4 million to $202.8 million at March 31, 2001 from $198.5 million at March 31, 2000. Other interest earning investments increased $1.3 million to $14.3 million at March 31, 2001 from $13 million at March 31, 2000.

With the recent lowering of rates, many loan customers have chosen fixed-rate loans over adjustable-rate loans. This has resulted in selling more loans in the secondary market versus keeping the loans in the savings bank's portfolio. If interest rates remain low and the savings bank continues to sell the fixed-rate loans, interest income will be reduced as will the outstanding portfolio. No assurance can be provided, however, that interest rates will remain lower. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of First Federal.

Nonperforming and Delinquent Loans and Allowance for Loan Losses

Total nonaccrual loans and accruing loans that are 90 days past due totaled $708,000 at March 31, 2001, which represents .35% of total loans. This amount was an increase of $440,000 from March 31, 2000.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,688,347 at March 31, 2001, compared to $1,773,154 at March 31, 2000. During the six-month periods ended March 31, 2001, and March 31, 2000, the Savings Bank recorded recoveries of $18,063 and $0 and charge-offs of $167,178 and $26,020 respectively. Charge-offs increased $141,158 due to the increase in delinquencies. The provisions for loan losses during the six-month periods ended March 31, 2001, and 2000, were $10,000 and $45,000 respectively.

Noninterest Income and Expense

The federal income tax provision increased $57,000 for the three-month period and $124,000 for the six-month period ended March 31, 2001, compared to the same period in 2000 due to an increase in pre-tax net income for the period.

Total noninterest income increased $37,000 for the three-month period and $40,000 for the six-month period ended March 31, 2001, compared to the same period in 2000. Gain on the sale of fixed-rate loans increased $27,000 for the three-month period and $31,000 for the six-month period ended March 31, 2001. Other income increased $13,000 for the comparative three-month periods and $9,000 for the comparative six-month periods. The increases are the result of the continuation of adopting increased fees for services provided by the Savings Bank. Fee income decreased $4,000 for the comparative three-month periods and remained stable for the comparative six-month periods.

Total noninterest expenses increased $113,000 for the three-month period and increased $118,000 for the six-month period ended March 31, 2001, compared to the same period in 2000. Salaries and benefits increased $88,000 for the three-month period and $109,000 for the six-month period ended March 2001 due to increased staff and normal pay increases. Occupancy expense decreased $11,000 for the six-month period ended March 31, 2001, but was offset by an increase in data processing cost of $44,000 as the Savings Bank has accrued for expenses in the change of service bureaus. Advertising decreased $15,000 due to a transition to a new marketing company.

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

                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting was held February 21, 2001. The following Directors were elected to terms expiring in 2003.

                                     For          Withheld
                                     ---          --------

Ward D. Coffman, III               2,659,181      209,442
Robert D. Goodrich, II             2,663,781      204,842
Patrick L. Hennessey               2,662,781      205,842
Connie Ayres LaPlante              2,684,631      183,992

Those directors continuing their term were J. William Plummer, John C. Matesich, III, and Don R. Parkhill.

One other matter was presented to the shareholders.

1. To ratify the selection of Olive LLP as the Auditors of Bancorp for the current fiscal year:

      For  2,846,338      Against  800      Abstentions  21,485

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


Date:  May 14, 2001                    By: /s/ J. William Plummer
                                           --------------------------------
                                           J. William Plummer
                                           President

Date:  May 14, 2001                    By: /s/ Connie Ayres LaPlante
                                           --------------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer