Form 10QSB
period 2001-06-30
FIRST FEDERAL BANCORP INC/OH/
filed 2001-08-13
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 (Mark One)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001


           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________ Commission File No. 0-20380

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

      Registrant's telephone number, including area code: (740) 588-2222 As of July 31, 2001, the latest practicable date, 3,124,941 shares of the registrant's common stock, no par value, were issued and outstanding.

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


                                   PART I
                                   ------

                            FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                               At June 30       At Sept. 30
                                                  2001              2000
                                               ----------       -----------
                                               (unaudited)

ASSETS
Cash and amounts due from banks              $  3,689,028      $  4,837,402
Interest-bearing demand deposits                        0                 0
                                             ------------------------------
Cash and cash equivalents                    $  3,689,028      $  4,837,402
Interest-bearing deposits                         985,000         1,386,000
Investment securities held to maturity
 (Fair value - $11,390,000 in 6/01 and
 $11,375,000 in 9/00)                          11,388,209        11,377,928
Loans receivable, net of allowance of
 $1,673,000 and $1,828,000                    199,739,425       207,048,507
Federal Home Loan Bank stock                    4,298,300         4,071,200
Premises and equipment                          6,372,389         6,498,446
Interest receivable and other assets            1,318,967         1,353,849
Other assets                                      909,443           303,271
                                             ------------------------------
      Total Assets                           $228,700,761      $236,876,603
                                             ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                   $154,411,790      $158,720,119
  Short-term FHLB advances                      5,160,000        29,235,000
  Long-term debt                               47,959,649        28,970,160
  Interest payable                                574,803           625,943
  Other liabilities                             1,093,436         1,207,687
                                             ------------------------------
      Total Liabilities                      $209,199,678      $218,758,909
                                             ------------------------------
Commitments and Contingencies
Stockholders' Equity
  Preferred stock:  $100 par value;
   1,000,000 shares authorized; no
   shares issued and outstanding
  Common stock: no par value; 9,000,000
   shares authorized; 3,303,400
   shares issued; 3,124,941 shares
   outstanding in 06/01 and 3,113,321
   in 9/00                                   $  3,743,514      $  3,736,076
  Retained earnings                            16,695,919        15,345,127
  Treasury shares, 178,459 shares in
   06/01 and 190,079 in 9/00, at cost            (938,350)         (963,509)
                                             ------------------------------
      Total Stockholders' Equity             $ 19,501,083      $ 18,117,694
                                             ------------------------------

      Total Liabilities and Stockholders'
       Equity                                $228,700,761      $236,876,603
                                             ==============================

See Notes to the Consolidated Financial Statements.


                         First Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended                Nine Months Ended
                                                        June 30                           June 30
                                                  --------------------             ---------------------
                                                  2001            2000             2001             2000
                                                  ----            ----             ----             ----
                                                      (unaudited)                       (unaudited)

INTEREST INCOME
  Loans receivable                             $4,323,160      $4,114,410      $13,223,747      $11,645,128
  Investment securities                           232,602         241,013          782,029          680,984
  Deposits with financial institutions             31,490          22,509           79,315           46,824
                                               ------------------------------------------------------------
      Total Interest Income                     4,587,252       4,377,932       14,085,091       12,372,936
                                               ------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                      1,756,749       1,643,718        5,619,018        4,483,692
  Borrowed money                                  710,443         901,568        2,414,000        2,552,530
                                               ------------------------------------------------------------
      Total Interest Expense                    2,467,192       2,545,286        8,033,018        7,036,222
                                               ------------------------------------------------------------
      Net Interest Income                       2,120,060       1,832,646        6,052,073        5,336,714
      Provision for Loan Losses                    19,884          70,871           29,397          115,959
                                               ------------------------------------------------------------
      Net Interest Income After Provision
       for Loan Losses                          2,100,176       1,761,775        6,022,676        5,220,755
                                               ------------------------------------------------------------
OTHER INCOME
  Service charges on deposit accounts              92,670         109,951          279,772          297,601
  Net gains on loan sales                         309,974           1,424          344,592            4,785
  Other income                                    191,503         160,506          526,594          486,437
                                               ------------------------------------------------------------
      Total Noninterest Income                    594,147         271,881        1,150,958          788,823
                                               ------------------------------------------------------------
OTHER EXPENSE
  Salaries and employee benefits                  697,239         593,375        2,007,367        1,794,403
  Occupancy and equipment expense                 235,383         232,816          697,352          706,176
  Data processing expense                         162,008         126,641          469,694          390,689
  Deposit insurance expense                        22,628          20,507           66,795           76,403
  Advertising                                      63,272          83,394          187,756          223,179
  Ohio franchise taxes                             55,252          52,357          162,130          160,922
  Other operating expenses                        271,293         274,545          824,004          822,184
                                               ------------------------------------------------------------
      Total Other Expenses                      1,507,075       1,383,635        4,415,098        4,173,956
                                               ------------------------------------------------------------
      Income Before Income Taxes                1,187,248         650,021        2,758,536        1,835,622
      Income Tax Expense                          413,893         231,374          968,527          662,479
                                               ------------------------------------------------------------
      Net Income                               $  773,355      $  418,647      $ 1,790,009      $ 1,173,143
                                               ============================================================
EARNINGS PER SHARE
  Basic                                        $      .25      $      .13      $       .57      $       .37
                                               ------------------------------------------------------------
  Diluted                                      $      .23      $      .13      $       .54      $       .35
                                               ------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                         3,118,169       3,164,294        3,116,020        3,180,679
                                               ------------------------------------------------------------
  Diluted                                       3,305,291       3,313,140        3,294,792        3,335,376
                                               ------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE                   $     .045      $      .04      $       .13      $       .12
                                               ------------------------------------------------------------

See Notes to the Consolidated Financial Statements.


                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                                   ------------------
                                                                        June 30
                                                                 --------------------
                                                                 2001            2000
                                                                 ----            ----
                                                                      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                 $  1,790,009    $  1,173,143
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Provision for loan losses                                    29,397         115,959
      Depreciation                                                446,659         448,256
      Federal Home Loan Bank stock dividends                     (227,100)       (205,800)
      Amortization of net premiums (discounts) on
       investment securities                                      (95,475)       (102,763)
      Mortgage loans originated for sale                      (13,746,600)       (431,200)
      Proceeds from sale of mortgage loans                     13,746,600         431,200
      Gain on Sale of Loans                                       344,592           4,785
      Change in other assets and other liabilities               (685,541)       (130,715)
                                                             ----------------------------

        Net Cash Provided by Operating Activities               1,602,541       1,302,865
                                                             ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities            22,310,773      13,576,533
  Purchases of investment securities/FHLB stock               (21,910,372)    (13,287,036)
  Loans originated, net of principal repayments                 6,729,473     (25,844,049)
  Principal collected on mortgage-backed securities                85,793         171,954
  Sale of real estate owned / repossessed assets                  213,058         166,478
  Purchases of premises and equipment                            (320,604)       (108,723)
                                                             ----------------------------

        Net Cash Provided (Used) for Investing Activities       7,108,121     (25,324,843)
                                                             ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                               (4,308,329)      5,643,156
  Net change in advance payments by borrowers for taxes
   and insurance                                                  (51,140)       (113,502)
  Net change in borrowed funds with original maturities
   of less than three months                                  (24,075,000)     18,160,100
  Proceeds (repayment) of long-term FHLB advances              18,989,489      (1,000,000)
  Cash dividends paid                                            (405,456)       (380,683)
  Proceeds from exercise of options                                15,175          21,438
  Purchase of treasury shares                                     (23,775)       (420,528)
                                                             ----------------------------

        Net Cash Provided (Used) by Financing Activities       (9,859,036)     21,909,981
                                                             ----------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (1,148,374)     (2,111,997)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                4,837,402       5,380,233
                                                             ----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  3,689,028    $  3,268,236
                                                             ============================


See Notes to the Consolidated Financial Statements.


FIRST FEDERAL BANCORP, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

The consolidated Statement of Financial Condition of First Federal Bancorp, Inc. ("Bancorp"), as of September 30, 2000 has been derived from the audited statement of financial condition of the Bancorp as of that date.

In the opinion of management, the Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of Bancorp, as of June 30, 2001, and September 30, 2000, and the results of its operations for the three and nine months ended June 30, 2001, and 2000, and its cash flow for the nine months ended June 30, 2001 and 2000. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $3,413,480 and $968,785 respectively, at June 30, 2001, and $645,487 and $0 respectively at September 30, 2000.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended June 30, 2001, and the year ended September 30, 2000.


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

      2. Management's belief that deposits will remain stable during fiscal year 2001;

      3. Management's anticipation that loan demand will remain stable, but that the loan portfolio will decline as lower interest rates make fixed-rate mortgages more attractive; and

      4. Management's anticipation that interest income will be reduced if interest rates remain low.

Changes in Financial Condition from September 30, 2000 to June 30, 2001
-----------------------------------------------------------------------
Total consolidated assets of Bancorp decreased by $8.2 million, or 3.45%, from $236.8 million at September 30, 2000, to $228.7 million at June 30, 2001. The decrease is due primarily to a decrease of $7.3 million in loans receivable, and a decrease of $1.1 million in cash and cash equivalents, offset by an increase of $.2 million in FHLB stock.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $16.1 million at June 30, 2001, which is a decrease of $1.5 million from September 30, 2000. The regulatory liquidity of the Savings Bank was 4.38% at June 30, 2001 and 4.83% at September 30, 2000. Funds are available through FHLB advances to meet the Savings Bank's liquidity needs.

The loans receivable balance decreased $7.3 million for the nine-month period. As rates decreased, consumer demand for adjustable-rate mortgages has decreased and the demand for fixed-rate mortgages has increased. The Savings Bank has not retained these fixed-rate mortgages in its portfolio as they do not meet the requirement of its Strategic Plan. Management anticipates that loan demand will remain stable but that the mortgage loan portfolio will decrease as lower interest rates make fixed-rate mortgages more attractive. No assurance can be provided, however, that the loan portfolio will decline or that loan demand will remain stable as loan demand is affected by interest rates, nationally and locally, and economic conditions beyond the control of Bancorp.

As of June 30, 2001, the Savings Bank had borrowed funds from the FHLB in the amount of $53.1 million at a weighted average rate of 5.7%. FHLB advances decreased $5.1 million from $58.2 million at September 30, 2000. The Savings Bank has obtained a line of credit at the discount window of the Federal Reserve System for $19.7 million secured by consumer auto loans, although there was no balance owed on the line of credit as of June 30, 2001. Deposits decreased by $4.3 million, or 2.71%, from $158.7 million at September 30, 2000, to $154.4 million at June 30, 2001. The decrease in savings was due to a decrease in certificates of deposit. Management believes that deposits will remain stable during fiscal year 2001. No assurance can be provided, however, that deposits will remain stable. Deposit levels are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at June 30, 2001.

                                             Amount        Percent of
                                         (In Thousands)      Assets
                                         --------------    ----------

      Actual Tangible Capital               $17,583           7.66%
      Required Tangible Capital               3,441           1.50%
                                            ----------------------
      Excess Tangible Capital               $14,142           6.16%

      Actual Core Capital                   $17,583           7.66%
      Required Core Capital (1)               9,177           4.00%
                                            ----------------------
      Excess Core Capital                   $ 8,406           3.66%

      Actual Risk Based Capital             $18,994          12.35%
      Required Risk Based Capital            12,306           8.00%
                                            ----------------------
      Excess Risk Based Capital             $ 6,688           4.35%

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

Comparison of Operating Results for the
 Three- and Nine-Month Periods Ended June 30, 2001, and 2000
------------------------------------------------------------
Net interest income before provision for loan losses increased $287,000 for the three-month comparative periods and $715,300 for the comparative nine-month periods. Total interest expense decreased $78,100 for the three-month period and increased $997,000 for the nine-month period ended June 30, 2001, compared to the same periods in 2000. Total interest income increased primarily due to an increase in the interest earned on loans receivable. Loans receivable decreased $4.8 million to $199.7 million at June 30, 2001 from $204.5 million at June 30, 2000, but the average loans outstanding increased $11.7 million to $202.8 million during the nine months ended June 30, 2001 from $191.1 million for the nine months ended June 30, 2000 resulting in more interest income.

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

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------
Total nonaccrual loans and accruing loans that are 90 days past due totaled $503,000 at June 30, 2001, which represents .25% of total loans. This amount was an increase of $365,000 from June 30, 2000.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,672,684 at June 30, 2001, compared to $1,813,038 at June 30, 2000. During the nine-month periods ended June 30, 2001, and June 30, 2000, the Savings Bank recorded recoveries of $23,510 and $31,901 and charge-offs of $208,173 and $155,821 respectively. The provisions for loan losses during the nine-month periods ended June 30, 2001, and 2000, were $29,397 and $115,959 respectively

Noninterest Income and Expense
------------------------------
Total noninterest income increased $322,300 for the three-month period and $362,100 for the nine-month period ended June 30, 2001, compared to the same period in 2000. The primary reason noninterest income increased is due to the Savings Bank adjusting for FASB 125 "Accounting for Transfers on Servicing of Financial Assets and Extinguishment of Liabilities" (FASB 125) during the three-month period ending June 30, 2001. The cumulative effect of the $298,000 was recorded as gain on loans sold.

Total noninterest expenses increased $123,400 for the three-month period and increased $241,100 for the nine-month period ended June 30, 2001, compared to the same period in 2000. Salaries and benefits increased $103,900 for the three-month period and $213,000 for the nine-month period ended June 2001 due to increased staff and normal pay increases. Data processing increased $35,000 for the three-month period and $79,000 for the nine-month period due to the Savings Bank accruing for expenses related to the change of service bureaus. Advertising expense decreased $35,000 due to a transition to a new marketing company.

The federal income tax provision increased $182,500 for the three-month period and $306,000 for the nine-month period ended June 30, 2001, compared to the same period in 2000 due to an increase in pre-tax net income for the period.

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

Date:  August 14, 2001                 By:  /s/ J. William Plummer
                                            ------------------------------
                                            J. William Plummer
                                            President

Date:  August 14, 2001                 By:  /s/ Connie Ayres LaPlante
                                            ------------------------------
                                            Connie Ayres LaPlante
                                            Chief Financial Officer