Form 10KSB
period 2001-09-30
FIRST FEDERAL BANCORP INC/OH/
filed 2001-12-28
CIK 885076

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2001  OR
                          ------------------

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

               Issuer's telephone number, including area code:
               -----------------------------------------------
                               (740) 588-2222
               -----------------------------------------------

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

      The issuer's revenues for its most recent fiscal year were $20,066,700.

      Based upon information regarding the average of the bid and asked price provided by The Nasdaq SmallCap Market, the aggregate market value of the voting shares held by nonaffiliates of the registrant on November 30, 2001, was $15,164,824.

      3,124,951 of the registrant's common shares were issued and outstanding on November 30, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The following sections of the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of First Federal Bancorp, Inc., are incorporated by reference into Part III of this Form 10-KSB:

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

Lending Activities

      General. First Federal's lending activity includes the origination of permanent loans and construction loans secured by one-to-four family homes located in First Federal's primary market area; construction loans and permanent loans secured by multifamily properties containing five units or more and nonresidential properties; and automobile loans and other consumer loans, including loans secured by deposit accounts, home equity lines-of-credit, home improvement loans and unsecured loans. First Federal's net loan portfolio was approximately $203.4 million at September 30, 2001, and constituted 86.64% of total assets.

      Loan Portfolio Composition. The following table presents certain information in respect of the composition of First Federal's loan portfolio at the dates indicated:


                                                                     At September 30,
                          -------------------------------------------------------------------------------------------------------
                                 2001                 2000                 1999                 1998                 1997
                          -------------------  -------------------  -------------------  -------------------  -------------------
                                     Percent              Percent              Percent              Percent              Percent
                                     of total             of total             of total             of total             of total
                           Amount     loans     Amount     loans     Amount     loans     Amount     loans     Amount     loans
                           ------    --------   ------    --------   ------    --------   ------    --------   ------    --------
                                                                  (Dollars in thousands)

Type of Loan:
-------------
Real Estate Loans
  One-to-four
   family                 $ 96,377    46.03%   $104,166    49.42%   $ 96,358    51.58%   $ 96,856    55.99%   $102,723    58.04%
  Multifamily
   (over 4 units)            9,719     4.64       8,191     3.89       8,693     4.65       8,735     5.05       9,692     5.47
  Construction               9,032     4.31       6,403     3.04      12,127     6.49       4,459     2.58       3,082     1.74
  Nonresidential
   real estate              16,159     7.72      14,941     7.09      12,692     6.80      10,620     6.14       9,799     5.54
Consumer Loans
  Automobile                45,213    21.59      51,737    24.55      38,752    20.75      35,861    20.73      36,267    20.49
  Home equity               12,404     5.92       8,752     4.15       6,807     3.65       6,287     3.63       4,652     2.63
  Home improvement             131      .06         175      .08         215      .12         323      .19         464      .26
  Deposit account              240      .12         305      .14         338      .18         467      .27         422      .24
  Other secured             11,841     5.66       9,828     4.66       7,475     4.00       6,813     3.94       7,237     4.09
  Unsecured                  1,462      .70         860      .41         715      .38         670      .39         517      .29
Commercial                   6,805     3.25       5,407     2.57       2,623     1.40       1,892     1.09       2,137     1.21
                          -----------------------------------------------------------------------------------------------------
      Total loans         $209,383   100.00%   $210,765   100.00%   $186,795   100.00%   $172,983   100.00%   $176,992   100.00%

  Less:
  Undisbursed loans
   in process                4,834                2,484                6,495                1,485                1,374
  Net deferred
   origination fees
   (costs) and
   amortized discounts        (460)                (596)                (470)                (167)                (225)
  Allowance
   for loan losses           1,605                1,828                1,821                2,042                1,816
                          -----------------------------------------------------------------------------------------------------
      Total loans - net   $203,404             $207,049             $178,949             $169,623             $174,027
                          =====================================================================================================

      Loan Maturity Schedule. The following table sets forth certain information at September 30, 2001, regarding the net dollar amount of certain loans maturing in First Federal's portfolio, based on contractual terms to maturity:


                                           Due during the years ending September 30,
                                           -----------------------------------------
                                                      2003 to
                                            2002       2006       >2006       Total
                                            ----      -------     -----       -----
                                                        (In thousands)

Fixed-Rate Loans:
-----------------
Real Estate - Construction                 $    -     $    -      $    -     $     -
Commercial                                      -          -           -           -
                                           -----------------------------------------
                                           $    -     $    -      $    -     $     -
                                           =========================================

Adjustable-Rate Loans:
----------------------
Real Estate - Construction                 $  944     $    -      $8,088     $ 9,032
Commercial                                  6,805          -           -       6,805
                                           -----------------------------------------
                                           $7,749          -      $8,088     $15,837
                                           =========================================

Total Fixed and Adjustable-Rate Loans:
--------------------------------------
Real Estate - Construction                 $  944     $    -      $8,088     $ 9,032
Commercial                                  6,805          -           -       6,805
                                           -----------------------------------------
                                           $7,749     $    -      $8,088     $15,837
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

      In the past, selected fixed-rate mortgage loans originated by First Federal, including loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"), have been originated for sale. A majority of the fixed-rate residential real estate loans in First Federal's loan portfolio at September 30, 2001 were originated prior to 1981. See "Loan Originations, Purchases and Sales." During fiscal year 2001, First Federal retained $2.9 million of the $24.6 million fixed-rate residential real estate loans it originated during the year. Loan demand is affected by competition, interest rates, general economic conditions, and the availability of funds for lending. See
Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

      First Federal's one-to-four family residential real estate loan portfolio, including loans for the construction of one-to-four family residences, was approximately $105.4 million at September 30, 2001, and represented 50.34% of total loans.

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

      At September 30, 2001, loans secured by multifamily properties totaled approximately $9.7 million, or 4.64% of total loans, the largest of which had a balance of $1.6 million. There were no multifamily real estate loans delinquent or included in classified assets at September 30, 2001.

      Construction Loans. First Federal offers loans to owner-occupants for the construction of single-family homes. Such loans are offered with adjustable rates of interest and for terms of up to 30 years. The borrower pays only interest for the first six months while the residence is being constructed. At September 30, 2001, a total of $9.0 million, or approximately 4.31%, of First Federal's total loans consisted of construction loans. First Federal currently has no multifamily or nonresidential real estate construction loans in its portfolio. There were no construction loans delinquent at September 30, 2001.

      Construction loans, particularly for multifamily and nonresidential real estate projects, generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, First Federal would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. The principal amounts of individual loans for the construction of single-family residences typically do not exceed $500,000.

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

      At September 30, 2001, First Federal had a total of $16.1 million, or 7.72% of loans, invested in nonresidential real estate loans, the largest of which had a balance of $1.5 million. There were no nonresidential real estate loans delinquent at September 30, 2001.

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

      Automobile loans are originated by First Federal directly and indirectly in conjunction with automobile dealers in First Federal's primary market area. During 2001, approximately 37.05% of the automobile loans originated by First Federal were originated in conjunction with automobile dealers. When loans are originated in such manner, the dealer takes the loan application and receives a fee if the loan is approved by First Federal. Automobile loans are secured by the automobile purchased with the loan proceeds.

      At September 30, 2001, automobile loans totaled approximately $45.2 million, or 21.59% of total loans. This is a decrease from $51.7 million, or 24.55% of total loans, as of September 30, 2000.

      Home equity lines-of-credit are originated for terms of up to ten years. Such loans are secured by a first or second mortgage on the borrower's principal residence. First Federal originates home equity lines-of-credit based on a combined LTV of not more than 80% for the first mortgage, if any, and the line-of-credit. Home equity lines-of-credit totaled $12.4 million, or 5.92% of First Federal's total loans, at such date.

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

      At September 30, 2001, First Federal had approximately $71.3 million, or 34.05% of total loans, invested in consumer loans. Such amount complied with federal regulations limiting the aggregate amount of consumer loans in which a savings association can invest. Consumer loans with aggregate balances of $1.2 million were delinquent at September 30, 2001.

      Commercial Loans. Commercial loans totaled $6.8 million at September 30, 2001. First Federal has new and used car floor-planning programs for five local car dealers totaling $6.4 million at September 30, 2001. The floor-plan loans are secured by the title of the cars. First Federal currently has a commercial line-of-credit loan in its portfolio with a maximum principal amount of $400,000. First Federal intends to originate commercial loans on a very select basis in the future. Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. First Federal attempts to minimize such risks through prudent underwriting practices. There were no commercial loans delinquent at September 30, 2001.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by First Federal's lending staff and walk-in customers.

      Conventional mortgage loan applications are taken by one of First Federal's branch managers or loan personnel. First Federal obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of all necessary information on the credit history of the borrower, the application for a loan over $100,000 is submitted to the President and the principal lending officer of First Federal for approval. Loans for more than $275,000 must be approved by the Loan Committee of the Board of Directors.

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

      Prior to 1992, virtually all conventional residential fixed-rate loans made by First Federal were originated in conjunction with unaffiliated mortgage companies. First Federal originated such loans pursuant to a commitment from a mortgage company to fund the loan or to purchase the loan after it was funded by First Federal. First Federal received a fee, typically .50% of the principal amount of the loan. First Federal originated fixed-rate loans in conjunction with mortgage companies because the volume of such loans was not sufficient for First Federal to sell them profitably directly in the secondary market. In 1993, the volume of fixed-rate mortgage loans originated by First Federal increased to such a level that First Federal commenced originating such loans directly and selling them in the secondary market. First Federal retains servicing on loans sold in such manner, from which it derives servicing income. The risk of loss associated with the sale of fixed-rate loans increases as a result of the absence of a commitment for the purchase of a loan at the time a loan is originated. First Federal sells loans on a per loan basis in an attempt to minimize risk. In 1998, First Federal began to retain for its portfolio a portion of the 15-year fixed-rate mortgages originated. For fiscal year 2001, $2.9 million of 15-year fixed-rate loans were retained for the portfolio.

      The following table presents First Federal's mortgage loan origination, purchase and sale activity for the periods indicated:


                                          Year ended September 30,
                                      ---------------------------------
                                        2001         2000        1999
                                        ----         ----        ----
                                           (Dollars in thousands)

Loans originated:
  Adjustable-rate:
  ----------------
  Real estate:
    One-to-four family(1)             $ 35,642     $ 31,530     $38,007
    Multifamily                             75            -           -
    Nonresidential                       4,910          462         750
  Consumer(4)                           30,982       22,834      12,523
                                      ---------------------------------
      Total adjustable-rate loans     $ 71,609     $ 54,826     $51,280
                                      ---------------------------------

  Fixed-rate:
  -----------
  Real estate:
    One-to-four family(1)             $ 23,907     $  1,868     $14,022
    Multifamily                              -            -           -
    Nonresidential                         714          610       1,700
  Consumer                              28,916       45,547      29,976
                                      ---------------------------------
      Total fixed-rate loans          $ 53,537     $ 48,025     $45,698
                                      ---------------------------------
      Total loans originated          $125,146     $102,851     $96,978
                                      ---------------------------------
Loans sold                              21,682        1,213       5,146
                                      ---------------------------------
Principal repayments(2)                104,846       77,668      78,020
                                      ---------------------------------
      Total reductions                 126,528       78,881      83,166
                                      ---------------------------------
Change in other items - net(3)          (2,263)       4,130      (4,486)
                                      ---------------------------------
      Net increase (decrease)         $ (3,645)    $ 28,100     $ 9,326
                                      =================================

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

      Based on such limits, First Federal was able to lend approximately $2.9 million to any one borrower at September 30, 2001. The largest amount First Federal had outstanding to one borrower was $2.9 million. Such loan was secured by non-residential real estate and was current at September 30, 2001. See "REGULATION - OTS Regulations -- Lending Limits."

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

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                              At September 30,
                                             -----------------------------------------------------------------------------------
                                                       2001                         2000                         1999
                                             -------------------------    -------------------------    -------------------------
                                                         Percent of                   Percent of                   Percent of
                                             Amount    total net loans    Amount    total net loans    Amount    total net loans
                                             ------    ---------------    ------    ---------------    ------    ---------------
                                                                           (Dollars in thousands)

Real estate loans delinquent for:
  30 to 59 days                              $1,060         0.52%         $  975         0.47%         $  344         0.19%
  60 to 89 days                                  20         0.01               0         0.00             135         0.08
  90 or more days                               432         0.21               0         0.00             194         0.11
                                             -----------------------------------------------------------------------------
      Total delinquent real estate loans     $1,512         0.74          $  975         0.47          $  673         0.38
                                             -----------------------------------------------------------------------------

Consumer loans delinquent for:
  30 to 59 days                                 753         0.37             422         0.20             381         0.21
  60 to 89 days                                 148         0.07             149         0.07             166         0.09
  90 or more days                               319         0.16             217         0.10             214         0.12
                                             -----------------------------------------------------------------------------
      Total delinquent consumer loans         1,220         0.60             788         0.38             761         0.42
                                             -----------------------------------------------------------------------------
      Total delinquent loans                 $2,732         1.34%         $1,763         0.85%         $1,434         0.80%
                                             =============================================================================

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

      The following table sets forth information with respect to the accrual and nonaccrual status of First Federal's loans that are 90 days or more past due and other nonperforming assets as of the dates indicated:


                                                              September 30,
                                              ---------------------------------------------
                                              2001      2000      1999      1998      1997
                                              ----      ----      ----      ----      ----
                                                         (Dollars in thousands)

Loans accounted for on a non-accrual
 basis:(1)
  Real estate:
    Residential                               $ 314     $   0     $ 130     $ 610     $ 368
    Nonresidential                                0         0         0         0         0
  Consumer                                      137        37       100        17        74
                                              ---------------------------------------------
      Total nonaccrual loans                  $ 451     $  37     $ 230     $ 627     $ 442
                                              ---------------------------------------------
Accruing loans which are contractually
 past due 90 days or more:(1)
  Real estate:
    Residential                               $ 183     $   0     $  64     $   0     $ 111
    Nonresidential                                0         0         0         0         0
  Consumer                                        0         0         0         0         0
                                              ---------------------------------------------
      Total accruing loans which are
       90 days past due                       $ 183     $   0     $  64     $   0     $ 111
                                              ---------------------------------------------
      Total nonaccrual loans and accruing
       loans which are 90 days past due       $ 634     $  37     $ 294     $ 627     $ 553
                                              =============================================
Percentage of total net loans                  0.31%     0.02%     0.16%     0.37%     0.31%
                                              ---------------------------------------------
Other nonperforming assets - net              $   0     $   0     $   0     $   0     $   0
                                              =============================================

--------------------
<F1>  Net of specific valuation allowance.

      During the year ended September 30, 2001, $19,766 of interest income would have been recorded on nonaccruing loans had such loans been accruing and $2,494 of interest income on those loans was included in net income for the period. During the periods shown, First Federal had no restructured loan within the meaning of SFAS No. 15.

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

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:


                                       At September 30,
                                  --------------------------
                                   2001      2000      1999
                                   ----      ----      ----
                                    (Dollars in thousands)

Classified assets
  Substandard                     $  909     $486     $1,531
  Doubtful                             -        -          -
  Loss                               219      472        508
                                  --------------------------
      Total classified assets     $1,128     $958     $2,039
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


                                                          Year ended September 30,
                                             --------------------------------------------------
                                              2001       2000       1999       1998       1997
                                              ----       ----       ----       ----       ----

Balance at beginning of period               $1,828     $1,821     $2,042     $1,816     $1,611
Charge-offs
  Mortgage loans                               (104)         -          -          -          -
  Consumer loans                               (229)      (197)      (497)      (738)       (28)
                                             --------------------------------------------------
      Total charge-offs                        (333)      (197)      (497)      (738)       (28)
                                             --------------------------------------------------
Recoveries
  Mortgage loans                                  -          -          -          -          -
  Consumer loans                                 27         43         94        283         11
                                             --------------------------------------------------
      Total recoveries                           27         43         94        283         11
                                             --------------------------------------------------
      Net (charge-offs) recoveries             (306)      (154)      (403)      (455)       (17)
                                             --------------------------------------------------
Provision for loss                               83        161        182        681        222
                                             --------------------------------------------------
Balance at end of period                     $1,605     $1,828     $1,821     $2,042     $1,816
                                             ==================================================
Ratio of net (charge-offs) recoveries to
 average loans outstanding                    (0.15)%    (0.07)%    (0.24)%    (0.26)%    (0.01)%
                                             ==================================================

      First Federal classified no loans meeting the definition of impaired during the years ended September 30, 2001 and 2001.

      The following table sets forth an analysis of First Federal's allowance for loan losses allocated by type of loan:


                                                                  At September 30,
                  ----------------------------------------------------------------------------------------------------------------
                          2001                   2000                   1999                   1998                   1997
                  --------------------   --------------------   --------------------   --------------------   --------------------
                           Percent of             Percent of             Percent of             Percent of             Percent of
                            loans in               loans in               loans in               loans in               loans in
                           category to            category to            category to            category to            category to
                  Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans
                  ------   -----------   ------   -----------   ------   -----------   ------   -----------   ------   -----------
                                                               (Dollars in thousands)

Mortgage loans    $  341      62.70%     $  479      63.44%     $  572      69.52%     $  600      69.73%     $  548      70.79%
Consumer loans       876      34.05         976      33.99         881      29.08       1,073      29.18         797      28.00
Commercial loans      38       3.25          23       2.57          18       1.40          19       1.09          21       1.21
Unallocated          350          -         350          -         350          -         350          -         450          -
                  -------------------------------------------------------------------------------------------------------------
      Total       $1,605     100.00%     $1,828     100.00%     $1,821     100.00%     $2,042     100.00%     $1,816     100.00%
                  =============================================================================================================

      The allocation of the allowance does not restrict the ability of First Federal to utilize such allocated amounts for other types of loans.

      The amount of First Federal's loan loss allowance is based on its historical five-year average loss experience for various types of mortgage and consumer loans that are not classified assets, the level of classified assets, general economic conditions and other variables. For assets for which a specific reserve has been established for the portion of the asset classified "loss," general valuation allowances are typically not established for the balance of the asset classified "substandard." At September 30, 2001, First Federal had no assets classified "doubtful." First Federal's loan loss allowance at September 30, 2001, was considered by management to be adequate. See
Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995" attached hereto, which is incorporated herein by reference.

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

      The following table sets forth an analysis of First Federal's investment portfolio at the dates indicated:


                                                                        At September 30,
                                          ----------------------------------------------------------------------------
                                                   2001                       2000                       1999
                                          ----------------------     ----------------------     ----------------------
                                           Book       Percent of      Book       Percent of      Book       Percent of
                                           value        total         value        total         value        total
                                           -----      ----------      -----      ----------      -----      ----------
                                          (Dollars in thousands)

Investment securities:
  U.S. Government securities and
   agency obligations                     $10,053       93.30%       $10,502       92.30%       $ 9,544       89.41%
  Obligations of State and
   political subdivisions                     108        1.00            137        1.20            162        1.52
                                          -------------------------------------------------------------------------
      Total investment securities          10,161       94.30         10,639       93.50          9,706       90.93
                                          -------------------------------------------------------------------------
  Mortgage-backed securities                  614        5.70            739        6.50            969        9.07
                                          -------------------------------------------------------------------------
      Total investment securities and
       mortgage-backed securities         $10,775      100.00%       $11,378      100.00%       $10,675      100.00%
                                          =========================================================================
Average remaining life of
 investment securities and
 mortgage-backed securities                    1.54 years                 1.39 years                 1.73 years
Adjusted weighted average
 maturity of investment securities             9.9 months                 4.6 months                 2.9 months

      The composition and maturities of First Federal's investment securities and mortgage-backed securities are indicated in the following table:


                                                                     At September 30, 2001
                                    ---------------------------------------------------------------------------------------
                                                                                                     Total investment
                                    Less than        1 to 5        5 to 10          Over                securities
                                      1 year         years          years         10 years      ---------------------------
                                    Book value     Book value     Book value     Book value     Book value     Market value
                                    ----------     ----------     ----------     ----------     ----------     ------------
                                                                    (Dollars in thousands)

U.S. Government securities
 and agency obligations               $4,931         $5,122         $    -         $    -         $10,053        $10,185
Obligation of States and
 political subdivisions                    -             82             26              -             108            108
Mortgage-backed securities                 -             37             21            556             614            628
                                      ----------------------------------------------------------------------------------
Total investment securities and
 mortgage-backed securities           $4,931         $5,241         $   47         $  556         $10,775        $10,921
                                      ==================================================================================
Weighted average yield                  6.23%          6.16%          7.11%          7.61%           6.27%             -

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

      First Federal's deposits were represented by the various types of savings programs described in the following table, at the dates indicated:


                                                                              At September 30,
                                          ----------------------------------------------------------------------------------------
                                                     2001                            2000                            1999
                                          ---------------------------     ---------------------------     ------------------------
                                                         Percent of                      Percent of                   Percent of
                                           Amount      total deposits      Amount      total deposits      Amount   total deposits
                                           ------      --------------      ------      --------------      ------   --------------
                                                                           (Dollars in thousands)

NOW accounts:
  Noninterest bearing                     $  6,426            4%          $  6,466            4%          $  4,631         3%
  Money market                              33,257           23             29,030           18             31,132        22
Passbook and statement savings accounts     19,850           14             21,173           13             24,737        17
                                          ----------------------------------------------------------------------------------
      Total transaction accounts            59,533           41             56,669           35             60,500        42
                                          ----------------------------------------------------------------------------------
Certificates of deposit:
  Negotiated-rate certificates              14,769           10             24,706           16              7,811         5
  Money-market certificates:
    3 to 6 months                            4,164            3              4,082            3             11,342         8
    12 to 23 months                         48,698           33             59,428           37             51,324        35
    2 to 21/2 years                          8,532            6              6,044            4              6,672         5
    3 to 31/2 years                          5,456            4              2,760            2              1,408         1
    4 to 41/2 years                            786            -                507            -                463         -
    5 years and greater
                                             3,971            3              4,188            3              5,251         4
                                          ----------------------------------------------------------------------------------
      Total certificates of deposit         86,376           59            101,715           65             84,271        58
                                          ----------------------------------------------------------------------------------
Christmas club and other
 noninterest-bearing accounts                  342            -                336            -                349         -
                                          ----------------------------------------------------------------------------------
      Total deposits                      $146,251          100%          $158,720          100%          $145,120       100%
                                          ==================================================================================

      The following table presents the amount and remaining maturities of time deposits at September 30, 2001:


                                                      Amount Due
                          -------------------------------------------------------------------
                           Up to       Over one year     Over 3 years      Over
        Rate              one year      to 3 years        to 5 years      5 years      Total
        ----              --------     -------------     ------------     -------      -----
                                                 (Dollars in thousands)

Total amount maturing     $57,858         $25,388           $2,409         $721       $86,376
Weighted average rate        5.62%           4.85%            6.44%        5.19%         5.41%

      The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2001, and September 30, 2000:


         Maturity              At September 30, 2001     At September 30, 2000
         --------              ---------------------     ---------------------
                                           (Dollars in thousands)

Three months or less                  $ 7,692                   $ 2,135
Over 3 months to 6 months               2,914                     5,483
Over 6 months to 12 months              3,360                    12,124
Over twelve months                      5,769                     4,214
                                      ---------------------------------
      Total                           $19,735                   $23,956
                                      =================================

      The following table presents First Federal's deposit account balance activity for the periods indicated:


                                                     Year ended September 30
                                              -------------------------------------
                                                2001          2000          1999
                                                ----          ----          ----
                                                     (Dollars in thousands)

Beginning balance                             $ 158,720     $ 145,120     $ 147,689
Deposits                                        561,101       595,992       505,458
Withdrawals                                    (578,518)     (586,635)     (512,344)
Interest credited                                 4,948         4,243         4,317
                                              -------------------------------------
Ending balance                                $ 146,251     $ 158,720     $ 145,120
                                              =====================================
      Net increase (decrease) in deposits     $ (12,469)    $  13,600     $  (2,569)
                                              -------------------------------------
Percent increase (decrease) in deposits           (7.86%)        9.37%        (1.74)%

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

      The following table presents the maximum amount of First Federal's FHLB advances outstanding at September 30, 2001, 2000 and 1999, and the average aggregate balances of FHLB advances outstanding during the years ended September 30, 2001, 2000 and 1999:


                                                        At or for the
                                                   year ended September 30
                                               -------------------------------
                                                 2001        2000        1999
                                                 ----        ----        ----
                                                   (Dollars in thousands)


Maximum amount of FHLB advances
 outstanding during period                     $65,796     $66,682     $47,996
Average amount of FHLB advances
 outstanding during period                     $54,394     $56,683     $45,368
Amount of FHLB advances outstanding at
 end of period                                 $65,796     $58,205     $45,568
Weighted average interest cost of FHLB
 advances during period based on month-end
 balances                                         5.83%       6.31%       6.21%

      First Federal had $28.8 million of variable-rate advances with original maturities of less than 90 days at September 30, 2001. Fixed-rate long-term advances with a 5.99% weighted average rate consisted of the following by scheduled maturity:


                                       As of September 30, 2001
                                       ------------------------
                                                     Weighted
                                       Amount      Average Rate
                                       ------      ------------

One year or less                       $ 6,014        5.25%
More than one year through 3 years     $17,028        5.93%
More than 3 years through 5 years      $ 9,028        6.17%
More than 5 years through 10 years     $ 5,886        6.73%

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


                                                                  Year ended September 30,
                                  -------------------------------------------------------------------------------------------
                                              2001                           2000                           1999
                                  -----------------------------  -----------------------------  -----------------------------
                                    Average    Interest            Average    Interest            Average    Interest
                                  outstanding  earned/   Yield/  outstanding  earned/   Yield/  outstanding  earned/   Yield/
                                    balance      paid     rate     balance      paid     rate     balance      paid     rate
                                  -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
                                                                    (Dollars in thousands)

Interest-earning assets:
  Loans receivable-net(1)          $201,853    $17,401   8.62%    $194,335    $15,953   8.21%    $167,912    $14,073   8.38%
  Mortgage-backed securities            685         52   7.59          849         60   7.08        1,131         80   7.07
  Interest-bearing deposits in
   FHLB                                 465         18   3.87            1          0      -       10,432        359   3.44
  Investment securities              16,764      1,009   6.02       15,687        979   6.26       18,084      1,126   6.23
                                   -------------------            -------------------            -------------------
Total interest-earning assets      $219,767    $18,480   8.41     $210,872    $16,992   8.06     $197,559    $15,638   7.92

Noninterest-earning assets:
  Cash                                5,250                          5,366                          6,166
  REO                                    33                             (3)                            (3)
  Fixed assets                        6,283                          6,650                          7,036
  Other assets                        1,388                          1,275                          1,179
                                   --------                       --------                       --------
Total assets                       $232,721                       $224,160                       $211,937

Interest-bearing liabilities:
  Certificates of deposit          $100,938    $ 6,185   6.13     $ 89,952    $ 5,191   5.77     $ 87,534    $ 4,802   5.49
  Passbook accounts                  20,374        270   1.33       22,983        343   1.49       25,714        418   1.63
  NOW accounts                       31,376        675   2.15       31,012        679   2.19       30,675        625   2.04
  FHLB advances                      54,394      3,173   5.83       56,683      3,574   6.31       45,368      2,817   6.21
                                   -------------------            -------------------            -------------------
  Total interest-bearing
   liabilities                     $207,082    $10,303   4.98     $200,630    $ 9,787   4.88     $189,291    $ 8,662   4.57
                                   ===================            ===================            ===================
Noninterest-bearing liabilities:
  Noninterest-bearing NOW
   accounts                           7,736                          6,862                          6,436
  Other liabilities                   1,330                            936                            833
  Shareholders' equity               16,573                         15,732                         15,377
                                   --------                       --------                       --------
  Total liabilities and equity     $232,721                       $224,160                       $211,937
                                   ========                       ========                       ========
Net interest income; interest
 rate spread                                   $ 8,177   3.43                 $ 7,205   3.18                 $ 6,976   3.35
                                               =======                        =======                        =======
Net interest yield(2)                                    3.72                           3.42                           3.53
Average interest-earning
 assets to average interest-
 bearing  liabilities                106.13%                        105.10%                        104.37%

--------------------
<F1>  Includes nonaccrual loans.
<F2>  Net interest yield is net interest income divided by average interest-earning assets.

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

      Presented below, as of September 30, 2001, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.

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


                                   September 30, 2001
                                  ---------------------
      Change in Interest Rate     $ Change     % Change
          (Basis Points)           In NPV       in NPV
      -----------------------     --------     --------
                                  (Dollars in thousands)

               +300               $  (428)       (2)%
               +200               $     9         0%
               +100               $   228         1%
                  0                     0         0
               -100               $  (595)       (2)%
               -200               $(1,214)       (5)%
               -300               $     0         0%

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


                                                                    Year ended September 30,
                                    ----------------------------------------------------------------------------------------
                                          2001 vs. 2000                  2000 vs. 1999                   1999 vs. 1998
                                    -------------------------     ---------------------------     --------------------------
                                       Increase (Decrease)            Increase (Decrease)             Increase (Decrease)
                                             due to                         Due to                          due to
                                    Volume    Rate     Total      Volume      Rate     Total      Volume     Rate     Total
                                    ------    ----     -----      ------      ----     -----      ------     ----     -----
                                                                         (In thousands)

Interest income attributable to:
  Loans receivable                  $ 632     $ 816    $1,448     $2,158     $(278)    $1,880     $(672)    $(296)    $(968)
  Mortgage-backed securities          (13)        5        (8)       (20)       (0)       (20)      (15)       (6)      (21)
  Investment securities               109       (61)       48       (917)      411       (506)      674       (74)      600
                                    ---------------------------------------------------------------------------------------
      Total interest income         $ 728     $ 760    $1,488     $1,221     $ 133     $1,354     $ (13)    $(376)    $(389)
                                    =======================================================================================

Interest expense attributable to:
  Deposits                          $ 393     $ 524    $  917     $    1     $ 367     $  368     $(208)    $ 430     $ 222
  FHLB advances                      (139)     (262)     (401)       711        46        757      (688)      (11)     (699)
      Total interest expense        $ 254     $ 262    $  516     $  712     $ 413     $1,125     $(896)    $ 419     $(477)
                                    ---------------------------------------------------------------------------------------
Increase (decrease) in net
 interest income                    $ 474     $ 498    $  972     $  509     $(280)    $  229     $ 883     $(795)    $  88
                                    =======================================================================================

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

      First Federal is the only thrift institution which has its principal offices in Muskingum County, Ohio, but several commercial banks have offices in First Federal's primary market area. Of the eight banks and thrifts that have offices in Muskingum County, First Federal ranks approximately third in deposit share with 12.45% of the savings market as of June 30, 2000, and ranks second in real estate originations with 9.96% of the mortgage loan originations for the first nine months of the 2001 calendar year.

      The number and size of financial institutions competing with First Federal is also likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate branching by federal savings associations and national banks. Such increased competition may have an adverse effect upon First Federal.

Personnel

      As of September 30, 2001, First Federal had 63 full-time employees and 18 part-time employees. First Federal believes that relations with its employees are excellent. First Federal offers health and life insurance benefits. None of the employees of First Federal are represented by a collective bargaining unit.

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

      Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 2001:


                                   At September 30, 2001
                                   ---------------------
                                                Percent
                                   Amount      of assets
                                   ------      ---------
                                   (Dollars in thousands)

Tangible capital                   $17,951       7.69%
Tangible capital requirement         3,501       1.50
                                   ------------------
  Excess                           $14,450       6.19%
                                   ==================
Core capital                       $17,951       7.69%
Core capital requirement(1)          9,335       4.00
                                   ------------------
  Excess                           $ 8,616       3.69%
                                   ==================
Total capital                      $19,336      12.62%
Risk-based capital requirement      12,261       8.00
                                   ------------------
  Excess                           $ 7,075       4.62%
                                   ==================

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

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. Certain regulatory actions are mandated or recommended for savings associations that are deemed to be well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, after notice and an opportunity for hearing, if the association is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice, including a less than satisfactory examination rating on matters other than capital. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at September 30, 2001, meets the standards for the highest category, a "well-capitalized" association.

      Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). QTIs are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL Test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. The QTL Test can also be met by qualifying as a "domestic building and loan" under the Internal Revenue Code of 1986, as amended (the "Code"). Under this test, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 2001, First Federal met the QTL Test.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to limits on loans to one borrower, and the total of all such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's total capital (or 200% of total capital for a qualifying institution with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. First Federal was in compliance with such restrictions at September 30, 2001.

      Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Bancorp is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. First Federal was in compliance with these requirements and restrictions at September 30, 2001.

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

      Bancorp is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2001, First Federal met the QTL Test.

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

FRB Regulations

      Reserve Requirements. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. Such regulations generally require that reserves of 3% be maintained against deposits in transaction accounts up to $41.3 million (subject to an exemption of up to $5.7 million), and that an initial reserve of 10% be maintained against that portion of total net transaction accounts in excess of $41.3 million.
These percentages are subject to adjustment by the FRB. At September 30, 2001, First Federal was in compliance with the reserve requirements then in effect and also in compliance with the new requirements.

Federal Home Loan Banks

      The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. Federally chartered savings associations currently are required to be members of a FHLB, although membership became voluntary in May of 2001. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of First Federal's aggregate outstanding principal loan balance or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $4,374,100 at September 30, 2001.

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

                                  TAXATION

Federal Taxation

      Historically, savings associations, such as First Federal, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings association may use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings associations are required to compute their allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for associations meeting a residential mortgage loan origination test. First Federal will recapture approximately $1,044,000 over a six-year period that began with the year ended September 30, 1988. In addition, the pre-1998 reserve, for which no deferred taxes have been recorded, need not be recaptured into income unless (i) the savings association no longer qualifies as a bank under the Code, or (ii) the savings association pays out excess dividends or distributions or redeems its own stock.

      Depending on the composition of its terms of income and expense, a savings association may be subject to the alternative minimum tax. A savings association must pay an alternative minimum tax on the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

      For federal income tax purposes, First Federal has been reporting its income and expenses on the accrual method of accounting. First Federal's federal income tax returns have not been audited in recent years.

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

      First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of First Federal's book net worth determined in accordance with generally accepted accounting principles with certain adjustments. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.     Description of Property.

      The following table sets forth certain information at September 30, 2001, regarding the properties on which the main office and each branch office of First Federal is located and other office properties owned by First Federal:


Location                          Owned or leased     Date acquired
--------                          ---------------     -------------

Main Office:
Fifth and Market Streets
Zanesville, Ohio  43701                Owned              1961

Branch Offices:
990 Military Road
Zanesville, Ohio  43701                Owned              1975

2810 Maysville Pike
South Zanesville, Ohio  43701          Owned              1994

55 East Main Street
Roseville, Ohio  43777                 Owned              1990

639 Main Street
Coshocton, Ohio  43812                 Owned              1982

132 Main Street
Newcomerstown, Ohio  43832             Owned              1984

Other Properties:
995 & 1003 Beverly Avenue
Zanesville, Ohio  43701                Owned              1994


      First Federal also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of First Federal's investment in office premises and equipment totaled $6.4 million at September 30, 2001. First Federal believes such properties are adequately insured. See Notes to Consolidated Financial Statements for additional information.

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


                                   PART II


Item 5.     Market for Common Equity and Related Stockholder Matters.

      Price information with respect to Bancorp's common shares is listed on The Nasdaq SmallCap Market ("Nasdaq") under the symbol of FFBZ. The following table sets forth the range of high and low bid information for the common shares of Bancorp, as quoted by Nasdaq, together with the dividends declared per common share for each quarter during the fiscal years ended September 30, 2001 and 2000.


                           09/01     06/01     03/01     12/00     9/00      06/00     03/00     12/99
                           -----     -----     -----     -----     ----      -----     -----     -----

Dividend Declared          $0.045    $0.045    $0.045    $0.040    $0.040    $0.040    $0.040    $0.040

High Bid During Quarter     7.650     6.100     5.625     6.000     6.438     6.500     9.000     7.625

Low Bid During Quarter      5.570     5.100     4.750     4.688     5.500     5.500     5.750     6.000

Last Bid Of Quarter         6.000     5.665     5.250     5.310     6.000     6.000     6.500     7.375

      The foregoing quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Bancorp had 3,124,951 common shares outstanding and held of record by approximately 598 stockholders as of November 30, 2001. Bancorp's common shares are traded in The Nasdaq SmallCap Market under the symbol of FFBZ.

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

      Some of the forward-looking statements included herein are the statements regarding the following:

      1. Management's determination of the amount of loan loss allowance;
      2. Management's belief that deposits will remain stable during fiscal year 2002;
      3. Management's anticipation that loan demand will remain stable, but that the mortgage loan portfolio will decrease as lower interest rates make adjustable mortgages, which are held in portfolio rather than being sold, less attractive;
      4. Management's anticipation that advances from the FHLB will increase to fund loan originations;
      5. Management's anticipation that adjustable-rate loans will reprice lower in fiscal year 2002 if interest rates remain relatively stable or decrease;
      6. Legislative changes with respect to the activities of financial institutions;
      7. Management's expectation that the amount of its consumer loans will remain stable; and
      8. Management's expectation that a significant portion of the certificates of deposit at First Federal maturing in fiscal year 2002 will remain on deposit with First Federal.

Selected Consolidated Financial Data

      The following table sets forth certain information concerning the consolidated financial condition and results of operations of First Federal as of and for the periods indicated:


Selected financial information                       At or for the year ended September 30,
and other data                            -------------------------------------------------------------
                                             2001         2000         1999         1998         1997
                                             ----         ----         ----         ----         ----
                                          (Dollars in thousands except for per share data)

Total amount of:
  Assets                                   $234,769     $236,877     $209,860     $213,502     $203,703
  Mortgage-backed securities                    614          739          969        1,256        1,438
  Loans receivable - net                    203,404      207,049      178,949      169,623      174,027
  Federal funds sold and
   other short-term investments               1,500            0           25       13,375        1,600
  Interest-bearing deposits in other
   financial institutions                       996        1,386        2,497            0            0
  Investment securities and FHLB stock       14,535       14,711       13,496       15,629       10,545
  Deposits                                  146,251      158,720      145,120      147,689      126,635
  Borrowed funds                             66,796       58,205       45,568       47,996       59,805
  Stockholders' equity                       19,976       18,118       17,652       16,500       15,626
Number of:
  Real estate loans outstanding               2,619        2,634        2,713        2,833        2,972
  Consumer loans outstanding                  7,536        7,836        6,769        6,485        5,994
  Deposit accounts                           17,784       18,898       19,786       21,085       20,349
  Full service offices                            6            6            6            6            6

Summary of operations                        2001         2000         1999         1998         1997
                                             ----         ----         ----         ----         ----

  Total interest income                    $ 18,480     $ 16,992     $ 15,639     $ 16,027     $ 15,031
  Total interest expense                     10,303        9,787        8,662        9,139        8,031
                                           ------------------------------------------------------------
  Net interest income                         8,177        7,205        6,977        6,888        7,000
  Provision for loan losses                      83          161          182          681          222
                                           ------------------------------------------------------------
  Net interest income after
   provision for loan losses                  8,094        7,044        6,795        6,207        6,778
  Noninterest income                          1,586        1,068          974          997          919
  Noninterest expense                         5,974        5,581        5,515        5,216        4,753
                                           ------------------------------------------------------------

  Income before federal income tax            3,706        2,531        2,254        1,988        2,944
  Provision for federal income taxes          1,301          914          746          659          971
                                           ------------------------------------------------------------
  Net income                               $  2,405     $  1,617      $ 1,508      $ 1,329     $  1,973
                                           ------------------------------------------------------------

  Basic earnings per share                 $    .77     $    .51      $   .47      $   .42     $    .63
                                           ------------------------------------------------------------

  Diluted earnings per share               $    .73     $    .48      $   .44      $   .38     $    .57
                                           ------------------------------------------------------------

  Cash dividend declared per share         $   .175     $   0.16      $  0.16      $  0.14     $   0.12
  Weighted average common and
   common equivalent shares(1)
    Basic                                 3,118,269    3,168,193    3,176,462    3,150,532    3,143,452
    Diluted                               3,305,508    3,377,400    3,395,617    3,505,014    3,456,014

--------------------
<F1>  On June 3, 1998, the Board of Directors declared a stock dividend in the nature of a 2-for-1 stock split. All earnings and dividends per share disclosures have been restated to reflect these stock dividends.


                                                             At or for the
                                                        year ended September 30,
                                           --------------------------------------------------
Key Operating Ratios                        2001       2000       1999       1998       1997
                                            ----       ----       ----       ----       ----

Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and all
 interest-bearing liabilities) at end
 of period                                   3.51%      3.21%      3.29%      3.21%      3.61%
Average interest rate spread                 3.43       3.18       3.35       3.46       3.77
Net interest yield (net interest
 income divided by average interest-
 earning assets)                             3.72       3.42       3.53       3.58       3.91
Return on stockholders' equity(1)           12.73       9.03       8.83       8.23      13.36
Return on assets(2)                          1.03        .72        .71        .64       1.02
Average interest-earning assets to
 average interest-bearing liabilities      106.13     105.10     104.37     102.42     103.03
Stockholders' equity to total assets at
 end of period                               8.51       7.65       8.41       7.73       7.67
Average stockholders' equity to
 average total assets                        8.12       7.99       8.05       7.72       7.61
Dividend payout                             22.70      31.37      34.04      33.33      19.05
Nonperforming assets ratio (total
 nonperforming assets divided by
 total assets) at end of period(3)            .27        .02        .11        .29        .27
Loan loss allowance to net
 loans outstanding at end of period           .79        .88       1.01       1.20       1.04

--------------------
<F1>  Net income divided by average stockholders' equity.
<F2>  Net income divided by average total assets.
<F3>  Nonperforming assets consist of nonaccruing loans, accruing loans which are past due 90 days or more, real estate owned and property held for future sale.

Financial Condition Data

      Total assets of First Federal decreased to $234.8 million at September 30, 2001, from $236.9 million at September 30, 2000. The decrease in assets is the result of a decrease in net loans receivable of $3.6 million, or 1.76%, from $207.0 million at September 30, 2000, to $203.4 million at September 30, 2001. The decrease in loans receivable was comprised of a decrease in residential real estate loans of $6.0 million, a $6.5 million decrease in consumer automobile loans, $1.2 million increase in non-residential real estate loans, a $1.4 million increase in commercial loans and a $6.2 million increase in other consumer loans. The decrease in residential loans was due to the sale of fixed rate loans in the secondary market. The decrease in consumer auto loans was also due to a decreased volume in loans originated.

      Investment securities decreased $603,000 and interest-bearing deposits in other financial institutions decreased $390,000. First Federal still retained the level of securities necessary for liquidity. See "Liquidity and Capital Resources." Accrued interest receivable remained stable at $1.3 million at September 30, 2001. FHLB stock increased $302,900.

      The allowance for loan losses decreased from $1,828,000 at September 30, 2000, to $1,605,000 at September 30, 2001. Management decreased the allowance for loan losses as a result of the composition of delinquencies. Delinquencies increased to $2.7 million at September 30, 2001 from $1.8 million at September 30, 2000. Real estate loans comprised $1.5 million of the September 30, 2001 balance compared to $975,000 at September 30, 2000. The real estate collateral exceeded the balances on the loans, so additional allowances for loss were not needed. Consumer loans comprise $1.2 million at September 30, 2001, of which $800,000 were in the 30-59 day category compared to $400,000 at September 30, 2000. Although consumer loan delinquencies of less than 60 days increased from the amount of last year, no allowances generally are established for this category. Total nonaccrual loans and accruing loans that are 90 days past due increased from $37,000 to $634,000. First Federal reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. See Exhibit 99.2 in Form 10-KSB , "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

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

      Deposits decreased by $12.5 million, or 7.86%, from $158.7 million at September 30, 2000, to $146.3 million at September 30, 2001. The decrease is primarily due to the decrease in certificate of deposit accounts at September 30, 2001 due to a decision not to compete with higher interest rates in the national market for certificates of deposit. The balance of certificates of deposit decreased $15.3 million to $86.4 million at September 30, 2001, from $101.7 million at September 30, 2000. At September 30, 2000, FHLB advances totaled $66.8 million, an increase of $8.6 million from the $58.2 million of advances outstanding at September 30, 2000. Management believes that deposits will remain stable during fiscal year 2002 and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB, whose rates are now in line with current market savings rates and their SAIF premiums. No assurance can be provided, however, that deposits will remain stable and that loan demand will remain steady. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

      Stockholders' equity was $20.0 million, or 8.51% of total assets, at September 30, 2001, compared to $18.1 million, or 7.65% of total assets, at September 30, 2000. The increase was attributable to $2.4 million in net income for the 2001 fiscal year and proceeds from exercised options of $28,200, less $546,000 in dividends declared and paid, less $29,000 to purchase 5,000 shares of Bancorp's stock.

Comparison of the Years Ended
September 30, 2001 and 2000

      First Federal reported net income for the 2001 fiscal year of approximately $2.4 million, compared to $1.6 million in fiscal year 2000. The most significant changes from 2000 to 2001 were the increase in net interest income of $971,000 and the decrease in the provision for loan losses of $77,000, an increase in noninterest income of $518,000, an increase in noninterest expense of $392,000 and an increase in federal income tax expense of $387,000.

      Net interest income increased by $971,000 in fiscal year 2001 compared to fiscal year 2000. Interest income increased $1.5 million during fiscal year 2001 from $17.0 million during fiscal year 2000. This increase was a result of the average mortgage loan balance in 2001 being higher than the average mortgage loan balance in 2000. Loan originations are affected by loan demand, which in turn is affected by interest rates offered, general economic conditions and the availability of funds for lending activities. With the recent lowering of rates, many loan customers have chosen fixed-rate loans over adjustable-rate loans. This has resulted in selling more loans in the secondary market versus keeping the loans in First Federal's portfolio. If interest rates remain low and First Federal continues to sell the fixed-rate loans, interest income will be reduced, as will the outstanding portfolio. If interest rates remain relatively stable or decrease during fiscal year 2002, the adjustable-rate mortgage loan portfolio will reprice at lower rates, due to the rapid decrease in interest rates. No assurance can be provided, however, that interest rates will remain stable or decrease. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of First Federal.
Interest expense for fiscal year 2001 increased $517,000 from $9.8 million during fiscal year 2000. Included in interest expense for 2001 is approximately $3.2 million of interest on borrowed funds. The decrease in interest expense on borrowed funds is the result of decreased FHLB interest rates on the advances. The increase in interest expense on deposits is the result of higher interest rates on deposits.

      First Federal's average interest rate spread increased from 3.18% in fiscal 2000 to 3.41% in fiscal 2001 because the average rate First Federal is earning on interest-earning assets increased more than the average rate First Federal is paying on interest-bearing liabilities.

      The provision for loan losses was $83,000 in the 2001 fiscal year, a decrease of $77,000 from the 2000 fiscal year. Total delinquencies were $2.7 million, of which $1.2 million were on consumer loans at September 30, 2001 and $1.8 million, of which $800,000 were on consumer loans at September 30, 2000. Total nonaccrual loans and accruing loans that are 90 days past due increased to $634,000 from $294,000.

      Noninterest income increased for fiscal year 2001 by $518,000 from fiscal 2000. This is a result of an increase of $472,000 in gains on loans sold, due to the selling of fixed-rate loans, and the recording of mortgage servicing rights on those loans, and an increase in other income of $67,000 and a decrease of $20,000 in service charges on deposit accounts.

      Noninterest expenses increased by approximately $392,000 from fiscal 2000 to fiscal 2001. The increase is attributable to a $99,000 increase in data processing costs. The prior fiscal year First Federal had received an $80,000 refund of overcharges from the data processor. In addition, salaries and benefits increased $330,000, mainly due to an increase in staff for a technology and a commercial loan position, an increase in entry-level wages and normal pay increases. Occupancy expense decreased $16,000 due to a decrease in furniture and fixture expense. Other operating expenses remained stable.

      The federal income tax provision increased by $387,000 from fiscal 2000 to fiscal 2001. The effective tax rate for fiscal year 2001 was 35.10% and 36.12% for 2000.

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

      The provision for loan losses was $161,000 in the 2001 fiscal year, a decrease of $21,000 from the 1999 fiscal year. Total delinquencies were $1.8 million at September 30, 2000, of which $800,000 were on consumer loans and $1.4 million at September 30, 1999, of which $700,000 were on consumer loans. Total nonaccrual loans and accruing loans that are 90 days past due decreased from $294,000 to $37,000.

      Noninterest income increased for fiscal year 2000 by $94,000 from fiscal 1999. This is a result of a decrease of $36,000 in gains on loans sold, due to the retention of fixed-rate loans in the loan portfolio, and an increase in other income of $80,000 and an increase of $50,000 in service charges on deposit accounts.

      Noninterest expenses increased by approximately $66,000 from fiscal 1999 to fiscal 2000. The increase is attributable to a $41,000 decrease in data processing costs at the data processor as a refund of previous overcharges of $80,000 was received. In addition, salaries and benefits increased $28,000, mainly due to an increase in entry-level wages and normal pay increases. Occupancy expense increased $35,000, mainly due to increased depreciation of $16,000, increased repairs and maintenance of $44,000 and was offset by a decrease in furniture and fixture expense of $24,000. Other operating expenses increased $24,000. This was due to hiring consultants to determine our market image and the alternatives for a data processor .

      The federal income tax provision increased by $168,000 from fiscal 1999 to fiscal 2000 due in part to an inadvertent underaccrual of deferred federal income tax of $60,000. The effective tax rate was 36.12% for fiscal year 2000 and 33.10% for 1999. The effective tax rate for fiscal year 2000 without the underaccrual was 33.74%.

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

      First Federal has emphasized the origination of adjustable-rate mortgage loans and consumer loans in order to more closely match the maturities or repricing dates of its interest-earning assets and its interest-bearing liabilities. It has, therefore, sold most of the fixed-rate loans it has originated in the last few years. The origination of adjustable-rate mortgage loans in a low or decreasing interest rate environment, as the economy has been experiencing recently, is more difficult, however, due to the increased consumer demand for fixed-rate mortgage loans. First Federal has, therefore, begun retaining a few of its fixed-rate mortgage loans.

      In recent years, First Federal has stressed short-term consumer lending, primarily the origination of automobile loans. In fiscal year 2001, the automobile loans decreased to $45.2 million from $51.7 million in fiscal year 2000. First Federal intends to continue to maintain consumer loans at current levels or increase such amounts, depending upon the demand for such loans. Consumer loans may decrease, however, due to decreased demand or increased competition.

      First Federal's interest rate spread is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time, because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset value to changes in interest rates. The management and Board of Directors of First Federal carefully manage First Federal's exposure to interest rate risk in a manner designed to maintain the projected four-quarter percentage change in net interest income and the projected change in the market value of portfolio equity within the limits established by the Board of Directors assuming a permanent and instantaneous parallel shift in interest rates. The Board has established parameters for the maximum absolute change in net interest income and market value of portfolio equity at +/- 200 basis points at
(25)% and (40)%. First Federal's projected change in the market value of its portfolio is 0% and (5)% at September 30, 2001.

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

      The OTS requires savings associations to maintain a minimum level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which First Federal may rely if necessary to fund deposit withdrawals and other short-term funding needs. First Federal's regulatory liquidity was 5.03% at September 30, 2001. Liquidity management is both a daily and long-term responsibility of management. First Federal adjusts its investments in cash and cash equivalents based upon management's assessment of (i) expected loan demand,
(ii) projected mortgage-backed and investment security maturities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in federal funds sold, mortgage-backed securities, interest-bearing deposits and floating-rate corporate debt securities. If First Federal requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Cincinnati and collateral eligible for reverse repurchase agreements.

      At September 30, 2001, First Federal had outstanding commitments to originate loans of $13.6 million, (a significant portion of which normally remains unfunded) and $694,000 in commitments to sell loans. There were no commitments to purchase loans at such date. Certificates of deposit scheduled to mature in one year or less at September 30, 2001, totaled $57.9 million. Management believes that a significant portion of the amounts maturing during 2002 will remain on deposit with First

Federal because they are mostly from within First Federal's primary market area and are not negotiated rate deposits. Deposits may not remain, however, due to changes in the economy, changes in interest rates that may make alternative investments more attractive, or increased competition among financial institutions.

      During the fiscal year ended September 30, 2001, cash provided by operating activities, overnight deposits, mortgage-backed securities repayments, and loan repayments were used to fund deposit maturities and withdrawals, repay borrowings, and loan originations.

      First Federal's liquidity is a product of its operating, investing and financing activities. These activities for the periods presented are summarized in the following table:


                                                       Years ended September 30,
                                                      2001       2000        1999
                                                      ----       ----        ----
                                                             (In thousands)

Net cash provided by operating activities           $ 1,661    $  2,405    $  1,538

Net cash provided (used) in investing                 4,533     (28,017)     (9,236)

Net cash provided (used) by financing activities     (4,535)     25,069      (5,254)
                                                    -------------------------------

(Decrease) Increase in cash and cash equivalents      1,659        (543)    (12,952)

Cash and cash equivalents at beginning of year        4,837       5,380      18,332
                                                    -------------------------------

Cash and cash equivalents at end of year            $ 6,496    $  4,837    $  5,380
                                                    ===============================

      First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 2001.


                                                Percent
                                   Amount      of assets
                                   ------      ---------
                                   (Dollars in thousands)

Tangible capital                   $17,951       7.69%
Tangible capital requirement         3,501       1.50
                                   ------------------
  Excess                           $14,450       6.19%
                                   ==================
Core capital                       $17,951       7.69%
Core capital requirement(1)          9,335       4.00
                                   ------------------
  Excess                           $ 8,616       3.69%
                                   ==================
Total risk-based capital           $19,336      12.62%
Risk-based capital requirement      12,261       8.00
                                   ------------------
  Excess                           $ 7,075       4.62%
                                   ==================

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

Effect of Accounting Changes

      In July 2001, the FASB (Financial Accounting Standards Board) issued Statements (SFAS) No. 141, "Accounting for Business Combinations" and No. 142, "Accounting for Goodwill and Intangible Assets." These Statements will have no material effect on the Company at this time since it has not been involved in a "business combination" subject to SFAS No. 141 and does not have goodwill or other intangible assets subject to SFAS No. 142.

Item 7.     Financial Statements.


                 FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY

                      Consolidated Financial Statements
                         September 30, 2001 and 2000


                 FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
                              Table of Contents

                                                      Page
----------------------------------------------------------
Independent Accountants' Report                         1

Financial Statements

  Consolidated balance sheets                           2

  Consolidated statements of income                     3

  Consolidated statements of stockholders' equity       4

  Consolidated statements of cash flows                 5

  Notes to consolidated financial statements            6

                       Independent Accountants' Report


To the Stockholders and
Board of Directors
First Federal Bancorp, Inc.
Zanesville, Ohio


We have audited the accompanying consolidated balance sheets of First Federal Bancorp, Inc. and subsidiary as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the two years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of First Federal Bancorp, Inc. for the year ended September 30, 1999, were audited by other auditors whose opinion dated October 15, 1999 was unqualified.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of First Federal Bancorp, Inc. and subsidiary as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the two years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ BKD, LLP

Cincinnati, Ohio
October 24, 2001

                 FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
                         Consolidated Balance Sheets


September 30                                                              2001            2000
--------------------------------------------------------------------------------------------------

Assets
  Cash and due from banks                                             $  4,996,134    $  4,837,402
  Interest-bearing demand deposits                                       1,500,000
                                                                      ----------------------------
      Cash and cash equivalents                                          6,496,134       4,837,402
  Interest-bearing deposits                                                996,000       1,386,000
  Investment securities held to maturity (fair value of
   $10,921,000 and $11,375,000)                                         10,774,966      11,377,928
  Loans, net of allowance for loan losses
   of $1,605,000 and $1,828,000                                        203,403,831     207,048,507
  Premises and equipment                                                 6,369,719       6,498,446
  Federal Home Loan Bank stock                                           4,374,100       4,071,200
  Interest receivable                                                    1,342,548       1,353,849
  Other assets                                                           1,011,679         303,271
                                                                      ----------------------------
      Total assets                                                    $234,768,977    $236,876,603
                                                                      ============================

Liabilities
  Deposits                                                            $146,250,668    $158,720,119
  Short-term borrowings                                                 28,840,000      29,235,000
  Long-term debt                                                        37,956,039      28,970,160
  Interest payable                                                         522,966         625,943
  Other liabilities                                                      1,223,360       1,207,687
                                                                      ----------------------------
      Total liabilities                                                214,793,033     218,758,909
                                                                      ----------------------------

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $100 par value
   Authorized - 1,000,000 shares, no shares issued and outstanding
  Common stock, no par value
   Authorized - 9,000,000 shares
   Issued - 3,303,400 shares
   Outstanding - 3,124,941 and 3,113,321 shares                          3,743,514       3,736,076
  Retained earnings                                                     17,170,780      15,345,127
  Treasury shares - 178,459 and 190,079 shares                            (938,350)       (963,509)
                                                                      ----------------------------
      Total stockholders' equity                                        19,975,944      18,117,694
                                                                      ----------------------------
      Total liabilities and stockholders' equity                      $234,768,977    $236,876,603
                                                                      ============================

See notes to consolidated financial statements.

                 FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Income


Year Ended September 30                                    2001           2000           1999
------------------------------------------------------------------------------------------------

Interest Income
  Loans receivable                                     $17,401,401    $15,953,381    $14,073,473
  Investment securities                                    981,976        967,478      1,206,303
  Deposits with financial institutions                      97,067         71,541        359,018
                                                       -----------------------------------------
      Total interest income                             18,480,444     16,992,400     15,638,794
                                                       -----------------------------------------

Interest Expense
  Deposits                                               7,129,857      6,212,303      5,844,591
  Borrowings                                             3,173,430      3,574,233      2,817,425
                                                       -----------------------------------------
      Total interest expense                            10,303,287      9,786,536      8,662,016
                                                       -----------------------------------------
Net Interest Income                                      8,177,157      7,205,864      6,976,778
  Provision for loan losses                                 83,442        160,874        181,853
                                                       -----------------------------------------
Net Interest Income After Provision for Loan Losses      8,093,715      7,044,990      6,794,925
                                                       -----------------------------------------

Other Income
  Service charges on deposit accounts                      381,951        401,775        351,951
  Net gains on loan sales                                  484,883         13,326         49,233
  Other income                                             719,434        652,806        572,481
                                                       -----------------------------------------
      Total other income                                 1,586,268      1,067,907        973,665
                                                       -----------------------------------------

Other Expenses
  Salaries and employee benefits                         2,744,863      2,414,641      2,386,681
  Occupancy and equipment expenses                         925,635        941,796        906,345
  Data processing fees                                     629,557        530,145        570,840
  Deposit insurance expense                                 89,444         98,373        142,681
  Advertising                                              277,032        293,302        227,385
  Ohio Franchise taxes                                     217,508        211,648        213,231
  Other expenses                                         1,089,452      1,091,535      1,067,828
                                                       -----------------------------------------
      Total other expenses                               5,973,491      5,581,440      5,514,991
                                                       -----------------------------------------

Income Before Income Tax                                 3,706,492      2,531,457      2,253,599
  Income tax expense                                     1,301,002        914,316        745,979
                                                       -----------------------------------------
Net Income                                             $ 2,405,490    $ 1,617,141    $ 1,507,620
                                                       =========================================

Basic Earnings per Share                               $       .77    $       .51    $       .47
                                                       =========================================

Diluted Earnings per Share                             $       .73    $       .48    $       .44
                                                       =========================================

See notes to consolidated financial statements.

                 FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Stockholders' Equity


                                                       Common        Retained       Treasury
                                                       Stock         Earnings         Stock         Total
------------------------------------------------------------------------------------------------------------

Balances, October 1, 1998                            $3,656,323    $13,334,589     $(491,098)    $16,499,814
  Net income                                                         1,507,620                     1,507,620
  Cash dividends ($.16 per share)                                     (498,723)                     (498,723)
  Sale of treasury stock from exercise of options        79,753        (75,429)      139,233         143,557
                                                     -------------------------------------------------------

Balances, September 30, 1999                          3,736,076     14,268,057      (351,865)     17,652,268
  Net income                                                         1,617,141                     1,617,141
  Cash dividends ($.16 per share)                                     (505,215)                     (505,215)
  Purchase of treasury stock                                                        (667,938)       (667,938)
  Sale of treasury stock from exercise of options                      (34,856)       56,294          21,438
                                                     -------------------------------------------------------

Balances, September 30, 2000                          3,736,076     15,345,127      (963,509)     18,117,694
  Net income                                                         2,405,490                     2,405,490
  Cash dividends ($.175 per share)                                    (546,078)                     (546,078)
  Purchase of treasury stock                                                         (29,375)        (29,375)
  Sale of treasury stock from exercise of options         7,438        (33,759)       54,534          28,213
                                                     -------------------------------------------------------
Balances, September 30, 2001                         $3,743,514    $17,170,780     $(938,350)    $19,975,944
                                                     =======================================================

See notes to consolidated financial statements.

                 FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows


Year Ended September 30                                                        2001             2000             1999
-------------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net income                                                               $  2,405,490     $  1,617,141     $  1,507,620
  Adjustments to reconcile net income to
   net cash provided by operating activities
    Provision for loan losses                                                    83,442          160,874          181,853
    Depreciation and amortization                                               590,773          596,297          581,030
    Deferred income tax                                                         212,000           45,000          112,204
    Investment securities accretion, net                                        (67,121)        (137,520)        (240,918)
    FHLB stock dividend                                                        (302,900)        (281,100)        (256,100)
    Net change in
      Mortgage loans held for sale                                             (693,796)          11,902           54,000
      Other assets and other liabilities                                       (566,905)         392,566         (401,687)
                                                                           ----------------------------------------------
        Net cash provided by operating activities                             1,660,983        2,405,160        1,538,002
                                                                           ----------------------------------------------

Investing Activities
  Net change in interest-bearing deposits                                       390,000        1,111,030       (2,497,030)
  Purchases of securities held to maturity                                  (27,759,321)     (14,967,016)     (20,203,768)
  Proceeds from maturities of securities held to maturity                    28,429,404       14,401,464       23,118,641
  Net change in loans                                                         3,670,174      (28,712,889)      (9,849,851)
  Purchases of premises and equipment                                          (462,046)        (115,950)        (211,530)
  Proceeds from sales and payments received on
   real estate owned and repossessed assets                                     264,905          266,125          407,623
                                                                           ----------------------------------------------
        Net cash provided (used) by investing activities                      4,533,116      (28,017,236)      (9,235,915)
                                                                           ----------------------------------------------

Financing Activities
  Net change in
    Deposits                                                                (12,469,451)      13,600,023       (2,568,566)
    Advance payments by borrowers for taxes and insurance                      (109,555)         (15,763)         115,863
    Short-term borrowings                                                      (395,000)      19,650,000
  Proceeds of long-term debt                                                 20,000,000                        23,960,000
  Repayment of long-term debt                                               (11,014,121)      (7,013,300)     (26,387,528)
  Cash dividends                                                               (546,078)        (505,215)        (517,335)
  Purchase of stock                                                             (29,375)        (667,938)
  Proceeds from exercise of options                                              28,213           21,438          143,557
                                                                           ----------------------------------------------
        Net cash provided (used) by financing activities                     (4,535,367)      25,069,245       (5,254,009)
                                                                           ----------------------------------------------

Net Change in Cash and Cash Equivalents                                       1,658,732         (542,831)     (12,951,922)

Cash and Cash Equivalents, Beginning of Year                                  4,837,402        5,380,233       18,332,155
                                                                           ----------------------------------------------

Cash and Cash Equivalents, End of Year                                     $  6,496,134     $  4,837,402     $  5,380,233
                                                                           ==============================================

Additional Cash Flows Information
  Interest paid                                                            $ 10,406,264     $  9,617,382     $  8,721,301
  Income tax paid                                                             1,219,289          765,000          537,000
  Transfer of loan balances to real estate owned and repossessed assets         584,856          440,808          341,587

See notes to consolidated financial statements.

                 FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                     (Table Dollar Amounts in Thousands)

Note 1 - Nature of Operations and Summary of Significant Accounting
Policies

The accounting and reporting policies of First Federal Bancorp, Inc. (Company) and its wholly owned subsidiary, First Federal Savings Bank of Eastern Ohio (Bank), conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

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

The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in east central Ohio. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets.

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

Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula.

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

Reclassifications of certain amounts in the 2000 and 1999 consolidated financial statements have been made to conform to the 2001 presentation.


Note 2 - Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at September 30, 2001, was $855,000.

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 3 - Investment Securities


                                                           2001
                                     ------------------------------------------------
                                                     Gross        Gross
                                     Amortized    Unrealized    Unrealized     Fair
September 30                            Cost         Gains        Losses       Value
-------------------------------------------------------------------------------------

Held to maturity
  Federal agencies                    $10,053        $132                     $10,185
  Mortgage-backed securities              614          15          $ (1)          628
  Other securities                        108                                     108
                                      -----------------------------------------------
      Total investment securities     $10,775        $147          $ (1)      $10,921
                                      ===============================================


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
                                      ===============================================

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The amortized cost and fair value of securities held to maturity at September 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                              Amortized    Fair
                                 Cost      Value
--------------------------------------------------

Within one year                $ 4,931     $ 4,960
One to five years                5,204       5,307
Five to ten years                   26          26
                               -------------------
                                10,161      10,293
Mortgage-backed securities         614         628
                               -------------------
      Totals                   $10,775     $10,921
                               ===================

Securities with a carrying value of $7,005,000 and $5,068,000 were pledged at September 30, 2001 and 2000 to secure certain deposits and for other purposes as permitted or required by law.

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 4 - Loans and Allowance


September 30                                 2001         2000
----------------------------------------------------------------

Real estate loans
  One-to-four family residential           $ 96,377     $104,166
  Multi-family                                9,719        8,191
  Nonresidential                             16,159       14,941
  Construction loans                          9,032        6,403

Consumer and other loans
  Automobile                                 45,213       51,737
  Loans on deposit accounts                     240          305
  Home equity, education and other           25,838       19,615
  Commercial loans                            6,805        5,407
                                           ---------------------
                                            209,383      210,765

Deferred loan costs                             460          596
Undisbursed portion of loans in process      (4,834)      (2,484)
Allowance for loan losses                    (1,605)      (1,828)
                                           ---------------------
      Total loans                          $203,404     $207,049
                                           =====================


Year Ended September 30       2001       2000       1999
---------------------------------------------------------

Allowance for loan losses
  Balances, October 1        $1,828     $1,821     $2,042
  Provision for losses           83        161        182
  Recoveries on loans            27         43         94
  Loans charged off            (333)      (197)      (497)
                             ----------------------------
  Balances, September 30     $1,605     $1,828     $1,821
                             ============================

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 5 - Premises and Equipment


September 30                  2001        2000
------------------------------------------------

Land and improvements        $   781     $   776
Buildings                      6,594       6,564
Equipment                      3,348       2,920
                             -------------------
      Total cost              10,723      10,260
Accumulated depreciation      (4,353)     (3,762)
                             -------------------
Net                          $ 6,370     $ 6,498
                             ===================


Note 6 - Deposits


September 30                                                  2001        2000
--------------------------------------------------------------------------------

Demand deposits                                             $ 39,683    $ 35,496
Savings deposits                                              20,192      21,509
Certificates and other time deposits of $100,000 or more      19,735      23,956
Other certificates and time deposits                          66,641      77,759
                                                            --------------------
      Total deposits                                        $146,251    $158,720
                                                            ====================


Certificates and other time deposits maturing
 in years ending September 30
  2002                                           $57,858
  2003                                            20,677
  2004                                             4,711
  2005                                             1,992
  2006                                               417
  Thereafter                                         721
                                                 -------
                                                 $86,376
                                                 =======

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 7 - Short-Term Borrowings


September 30                                                              2001       2000
-------------------------------------------------------------------------------------------

FHLB advances (3.52% to 5.69%)                                           $27,840    $29,235
Notes payable (related parties) - 6% due December 20, 2001, unsecured      1,000
                                                                         ------------------
      Total short-term advances                                          $28,840    $29,235
                                                                         ==================



Note 8 - Long-Term Debt

Long-term debt consists solely of fixed-rate (6.00% to 6.90%) FHLB advances.

The FHLB advances are secured by first-mortgage loans and FHLB stock totaling $88,825,000. Advances are subject to restrictions or penalties in the event of prepayment.


Maturities in years ending September 30
  2002                                      $ 6,014
  2003                                       11,014
  2004                                        6,014
  2005                                        9,014
  2006                                           14
  Thereafter                                  5,886
                                            -------
                                            $37,956
                                            =======

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 9 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others totaled $38,043,000, $20,191,000, and $22,393,000 at September 30, 2001,
2000, and 1999.

The aggregate fair value of capitalized mortgage servicing rights at September 30, 2001 totaled $370,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.


Year ended September 30                2001
-------------------------------------------

Mortgage Servicing Rights
  Balances, beginning of year
  Servicing rights capitalized         $385
  Amortization of servicing rights      (15)
                                       ----
  Balances, end of year                $370
                                       ====

Mortgage servicing rights at September 30, 2000 and activity for capitalized mortgage servicing rights for 2000 and 1999 are not material.

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 10 - Income Tax


Year Ended September 30                                       2001     2000    1999
-----------------------------------------------------------------------------------

Income tax expense
  Currently payable                                          $1,089    $869    $634
  Deferred                                                      212      45     112
                                                             ----------------------
      Total income tax expense                               $1,301    $914    $746
                                                             ======================

Reconciliation of federal statutory to actual tax expense
  Federal statutory income tax at 34%                        $1,260    $861    $766
  Other                                                          41      53     (20)
                                                             ----------------------
      Actual tax expense                                     $1,301    $914    $746
                                                             ======================

A cumulative net deferred tax liability is included in other liabilities. The components of the liability are as follows:


September 30                          2001       2000
------------------------------------------------------

Assets
  Allowance for loan losses          $   380     $ 363
  Accrued vacation and sick pay           42        39
  Pensions and employee benefits                    20
  Other                                              3
                                     -----------------
      Total assets                       422       425
                                     -----------------

Liabilities
  Pension and employee benefits          (51)
  Depreciation                          (123)     (189)
  FHLB stock dividends                  (688)     (585)
  Loan fees                              (15)      (17)
  Mortgage servicing rights             (126)
  Other                                   (4)       (7)
                                     -----------------
      Total liabilities               (1,007)     (798)
                                     -----------------
                                     $  (585)    $(373)
                                     =================

Retained earnings include approximately $1,615,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts was approximately $549,000.

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 11 - Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit which are not included in the accompanying financial statements. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk as of September 30, 2001 and 2000 include commitments to extend credit of $13,615,000 and $20,027,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include residential property, automobiles, accounts receivable, inventory, property and equipment, and income-producing commercial properties.

The Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.


Note 12 - Dividend and Capital Restrictions

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At September 30, 2001, total stockholders' equity of the Bank was $18,124,000, of which approximately $3,065,000 was potentially available for distribution to the Company.

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 13 - Regulatory Capital

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2001 and 2000, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2001 that management believes have changed the Bank's classification.


                                                                                  Required for          To Be Well
                                                               Actual         Adequate Capital(1)     Capitalized(1)
                                                         -----------------    -------------------    ----------------
September 30                                             Amount      Ratio    Amount        Ratio    Amount     Ratio
---------------------------------------------------------------------------------------------------------------------

As of September 30, 2001
Total risk-based capital(1) (to risk-weighted assets)    $19,336    12.62%     12,261        8.0%     15,326    10.0%
Tier 1 capital(1) (to risk-weighted assets)               17,951    11.71%      9,335        4.0%      9,195     6.0%
Core capital(1) (to adjusted total assets)                17,951     7.69%      7,001        3.0%     11,669     5.0%
Core capital(1) (to adjusted tangible assets)             17,951     7.69%      4,668        2.0%                N/A
Tangible capital(1) (to adjusted total assets)            17,951     7.69%      3,501        1.5%                N/A

As of September 30, 2000
Total risk-based capital(1) (to risk-weighted assets)    $17,733    11.34%    $12,505        8.0%    $15,631    10.0%
Tier 1 capital(1) (to risk-weighted assets)               16,478    10.54%      6,252        4.0%      9,379     6.0%
Core capital(1) (to adjusted total assets)                16,478     6.96%      7,098        3.0%     11,829     5.0%
Core capital(1) (to adjusted tangible assets)             16,478     6.96%      4,732        2.0%                N/A
Tangible capital(1) (to adjusted total assets)            16,478     6.96%      3,549        1.5%                N/A

<F1>  As defined by regulatory agencies

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 14 - Employee Benefit Plans

The Company's defined-benefit pension plan covers substantially all of its employees. The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:


September 30                                         2001       2000
---------------------------------------------------------------------

Change in benefit obligation
  Benefit obligation at beginning of year           $1,245     $1,043
  Service cost                                          73         56
  Interest cost                                         58         80
  Actuarial gain                                       249         86
  Benefits paid                                        (13)       (20)
                                                    -----------------
  Benefit obligation at end of year                  1,612      1,245
                                                    -----------------

Change in plan assets
  Fair value of plan assets at beginning of year     1,270      1,172
  Actual return on plan assets                          96         (3)
  Employer contribution                                158        121
  Benefits paid                                        (13)       (20)
                                                    -----------------
  Fair value of plan assets at end of year           1,511      1,270
                                                    -----------------
  Funded status                                       (101)        25
  Unrecognized net actuarial loss                      241         21
  Unrecognized transition liability                      9         10
                                                    -----------------
  Prepaid benefit cost                              $  149     $   56
                                                    =================


Year Ended September 30                          2001     2000     1999
-----------------------------------------------------------------------

Components of net periodic benefit cost
  Service cost                                   $ 73     $ 56     $ 74
  Interest cost                                    58       80       92
  Expected return on plan assets                  (96)       3       17
  Net amortization and deferral                    30      (64)     (69)
                                                 ----------------------
  Net periodic benefit cost                      $ 65     $ 75     $114
                                                 ======================

Assumptions used in the accounting were:
  Discount rate                                  4.69%    7.72%    7.72%
  Rate of increase in compensation               4.00%    4.00%    4.00%
  Expected long-term rate of return on assets    5.00%    5.00%    5.00%

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 15 - Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:


Balances, October 1, 2000                     $1,158
Changes in composition of related parties
New loans, including renewals                     33
Payments, etc., including renewals              (112)
                                              ------

Balances, September 30, 2001                  $1,079
                                              ======

Deposits from related parties held by the Bank at September 30, 2001 and 2000 totaled $792,000 and $847,000.

Note 16 - Stock Option Plan

The Company has five stock option plans, three Incentive Stock Option Plans for Officers and Key Employees and two Stock Option Plans for Non-employee Directors, that were approved by the Board of Directors and were ratified by the Company's shareholders at the annual meetings in February 1993, February 1995 and February 1997. The number of options authorized under the plans for granting to officers and key employees is 464,540. In addition, 287,624 options are authorized under the plans for granting to non-employee directors. Options expire 10 years after the date of grant and are issued at the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized. For the plans ratified in February 1993, eligible officers and directors are able to exercise options awarded to them one year after the grant date. For the other plans, eligible officers and directors are able to exercise options awarded to them immediately after the grant date.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:


                                                                    2001           2000        1999
                                                               --------------------------------------

Risk-free interest rates                                       5.00% to 5.50%       6.50%       5.21%
Dividend yields                                                     3.10%           2.91%       1.35%
Volatility factors of expected market price of common stock      16% to 24%        27.00%       5.76%
Weighted-average expected life of the options                     10 years       10 years    10 years

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:


                                                2001       2000       1999
                                               ----------------------------

Net income                     As reported     $2,405     $1,617     $1,508
                               Pro forma        2,397      1,606      1,408
Basic earnings per share       As reported        .77        .51        .47
                               Pro forma          .77        .51        .44
Diluted earnings per share     As reported        .73        .48        .44
                               Pro forma          .73        .48        .41

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended September 30, 2001, 2000 and 1999.


Year Ended September 30                           2001                     2000                     1999
-----------------------------------------------------------------------------------------------------------------
                                                      Weighted-                Weighted-                Weighted-
                                                       Average                  Average                  Average
                                                      Exercise                 Exercise                 Exercise
               Options                    Shares        Price      Shares        Price      Shares        Price
-----------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year            444,826       $3.39      460,546       $3.72      504,660      $ 3.50
Granted                                    10,400        5.36        6,100        5.50        2,740       11.88
Exercised                                 (16,620)       1.25      (17,150)       1.25      (45,639)       1.63
Forfeited/expired                            (300)       5.27       (4,670)       7.10       (1,215)       9.32
                                          ---------------------------------------------------------------------
Outstanding, end of year                  438,306        3.52      444,826        3.39      460,546        3.72
                                          =====================================================================
Options exercisable at year end           428,106        3.48      439,426        3.37      458,221        3.67
Weighted-average fair value of options
 granted during the year                                 1.39                     1.88                     3.34

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


As of September 30, 2001, the options outstanding and exercisable are as follows:


                                   Outstanding              Exercisable
                            ------------------------    -------------------
                                         Weighted
                                          Average                  Weighted
                                         Remaining                 Average
                                        Contractual                Exercise
Range of Exercise Prices    Number     Life (Months)    Number     Price
---------------------------------------------------------------------------

$1.25 to $2.50              145,880         9.78        145,880     $ 1.26
$2.51 to $5.00              228,980        43.48        228,980       3.62
$5.01 to $7.50               25,491        88.22         15,291       6.04
$7.51 to $10.00              36,000        75.10         36,000       9.97
$10.01 to $12.50              1,955        86.43          1,955      11.88
                            -------                     -------
                            438,306        37.66        428,106       3.48
                            =======                     =======

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 17 - Earnings Per Share

Earnings per share (EPS) were computed as follows:


                                                             Year Ended September 30, 2001
                                                         -------------------------------------
                                                                      Weighted       Per-Share
                                                         Income    Average Shares     Amount
                                                         -------------------------------------

Basic Earnings Per Share
  Income available to common stockholders                $2,405       3,118,269         $.77
Effect of Dilutive Securities
  Stock options                                                         187,239
                                                                      ---------
Diluted Earnings Per Share
  Income available to common stockholders and assumed
   conversions                                           $2,405       3,305,508         $.73
                                                         ===================================

Options to purchase 42,746 shares of common stock between $7.375 and $11.875 per share were outstanding at September 30, 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


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
                                                         ===================================


Note 18 - Fair Values of Financial Instruments

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

The estimated fair values of the Company's financial instruments are as follows:


                                                      2001                    2000
                                              --------------------------------------------
                                              Carrying     Fair       Carrying     Fair
September 30                                   Amount      Value       Amount      Value
------------------------------------------------------------------------------------------

Assets
  Cash and cash equivalents                   $  6,496    $  6,496    $  4,837    $  4,837
  Interest-bearing deposits                        996         996       1,386       1,386
  Investment securities held to maturity        10,775      10,921      11,378      11,375
  Loans including loans held for sale, net     203,404     212,319     207,049     205,962
  Interest receivable                            1,343       1,343       1,354       1,354
  Stock in FHLB                                  4,374       4,374       4,071       4,071

Liabilities
  Deposits                                     146,251     148,116     158,720     159,111
  Short-term borrowings                         28,840      28,840      29,235      29,235
  Long-term debt                                37,956      39,933      28,970      28,980
  Interest payable                                 523         523         626         626

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 19 - Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:


                           Condensed Balance Sheet

September 30                                        2001       2000
---------------------------------------------------------------------

Assets
  Deposits with subsidiary                         $   407    $   283
  Commercial loans                                   2,565      1,296
  Investment in common stock of subsidiary          18,123     16,649
  Other assets                                          54         37
                                                   ------------------
      Total assets                                 $21,149    $18,265
                                                   ==================

Liabilities
  Short-term borrowings                            $ 1,000
  Other liabilities                                    173    $   147
                                                   ------------------
                                                     1,173        147
                                                   ------------------
Stockholders' Equity                                 19,976    18,118
                                                   ------------------
      Total liabilities and stockholders' equity    $21,149   $18,265
                                                    =================


                        Condensed Statement of Income

Year Ended September 30                                        2001      2000      1999
----------------------------------------------------------------------------------------

Income
  Dividends from subsidiary                                   $  950    $  750    $  600
  Interest income                                                125       137       113
                                                              --------------------------
      Total income                                             1,075       887       713

Expenses
  Other expenses                                                 144       137       125
                                                              --------------------------
Income Before Equity in Undistributed Income of Subsidiary       931       750       588
Equity in Undistributed Income of Subsidiary                   1,474       867       920
                                                              --------------------------
Net Income                                                    $2,405    $1,617    $1,508
                                                              ==========================

FIRST FEDERAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


                      Condensed Statement of Cash Flows

Year Ended September 30                                    2001      2000      1999
------------------------------------------------------------------------------------

Operating Activities
  Net income                                              $2,405    $1,617    $1,508
  Equity in undistributed income of subsidiary            (1,474)     (867)     (920)
  Net change in other assets and liabilities                   9        55        19
                                                          --------------------------
      Net cash provided by operating activities              940       805       607
                                                          --------------------------

Investing Activities
  Net change in loans                                     (1,269)     (503)     (533)
                                                          --------------------------
      Net cash used by investing activities               (1,269)     (503)     (533)
                                                          --------------------------

Financing Activities
  Proceeds from borrowing                                  1,000
  Proceeds from exercise of options                           28        22        74
  Purchase of treasury stock                                 (29)     (668)
  Dividends paid                                            (546)     (505)     (517)
                                                          --------------------------
      Net cash provided (used) by financing activities       453    (1,151)     (443)
                                                          --------------------------

Net Change in Cash and Cash Equivalents                      124      (849)     (369)

Cash and Cash Equivalents at Beginning of Year               283     1,132     1,501
                                                          --------------------------

Cash and Cash Equivalents at End of Year                  $  407    $  283    $1,132
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

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits
            Item 3.     Articles of Incorporation, Amendment to Articles of
                         Incorporation, Code of Regulations, and Amendment to Code of Regulations.
            Item 10.    Material contracts.
                        First Federal Bancorp, Inc. 1992 Stock Option Plan
                         for Officers and Key Employees
                        First Federal Bancorp, Inc. 1992 Stock Option Plan
                         for Non-Employee Directors
                        First Federal Bancorp, Inc. 1994 Stock Option Plan
                         for Officers and Key Employees
                        First Federal Bancorp, Inc. 1994 Stock Option Plan
                         for Non-Employee Directors
                        First Federal Bancorp, Inc. 1997 Performance Stock
                         Option Plan for Senior Executive Officers and Outside Directors
                        Employment Agreement - J. William Plummer
                        Employment Agreement - Connie Ayres LaPlante
            Item 21.    Subsidiaries of the Registrant.
            Item 23     Consent of Auditor - BKD LLP
            Item 99     Report of Independent Auditors
            Item 99.1   Proxy Statement
            Item 99.2   Safe Harbor Under the Private Securities Litigation
                         Reform Act of 1995

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

By /s/ Connie Ayres LaPlante           By /s/ Don R. Parkhill
   --------------------------------       ---------------------------------
   Connie Ayres LaPlante                  Don R. Parkhill
   Treasurer and a Director               Director
   (Principal Accounting Officer)

Date December 19, 2001                 Date December 19, 2001
     ------------------------------         -------------------------------


By /s/ Ward D. Coffman, III            By /s/ John C. Matesich, III
   --------------------------------       ---------------------------------
   Ward D. Coffman, III                   John C. Matesich, III
   Secretary and a Director               Chairman of the Board

Date December 19, 2001                 Date December 19, 2001
     ------------------------------         -------------------------------


By /s/ Robert D. Goodrich, II          By /s/  J. William Plummer
   --------------------------------       ---------------------------------
   Robert D. Goodrich, II                 J. William Plummer
   Director                               President and a Director

Date December 19, 2001                 Date December 19, 2001
     ------------------------------         -------------------------------


By /s/ Patrick L. Hennessey
   --------------------------------
   Patrick L. Hennessey
   Director

Date December 19, 2001
     ------------------------------

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

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

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

 21         Subsidiaries of First Federal
            Bancorp, Inc.

 23         Consent of Auditor - BKD LLP

 99         Report of Independent Auditors

 99.1       Proxy Statement for the 2002     Incorporated by reference to
            Annual Meeting of Shareholders   the Definitive Proxy Statement
            of First Federal Bancorp, Inc.   for the 2002 Annual Meeting of
                                             Shareholders, to be filed.

 99.2       Safe Harbor Under the Private
            Securities Litigation Reform
            Act of 1995