Form 10QSB
period 2001-12-31
FIRST FEDERAL BANCORP INC/OH/
filed 2002-02-12
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 (Mark One)

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2001


      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________    to__________

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

Yes    [X]    No   [ ]

As of January 31, 2002, the latest practicable date, 3,161,411 shares of the registrant's common stock, no par value, were issued and outstanding.

                         FIRST FEDERAL BANCORP, INC.

                                    INDEX
                                    -----


PART   I    FINANCIAL INFORMATION                              PAGE

            Consolidated Balance Sheets                          3

            Consolidated Statements of Income                    4

            Consolidated Statements of Cash Flows                5

            Notes to Consolidated Financial Statements           6

            Management's Discussion and Analysis of
             Financial Condition and Results of  Operations      7



PART  II    OTHER INFORMATION                                   10

            SIGNATURES                                          11

                                   PART I

                            FINANCIAL INFORMATION

                         First Federal Bancorp, Inc.

                         CONSOLIDATED BALANCE SHEETS


                                              At Dec. 31      At Sept. 30
                                                 2001            2001
                                                 ----            ----

ASSETS                                         (unaudited)
Cash and amounts due from banks              $  4,020,241    $  4,996,134
Interest-bearing demand deposits                1,500,000       1,500,000
                                             ----------------------------
Cash and cash equivalents                    $  5,520,241    $  6,496,134
Interest-bearing deposits                         796,000         996,000
Investment securities held to maturity
 (Fair value - $10,779,000 in 12/01 and
 $10,921,000 in 9/01)                          10,747,631      10,774,966
Loans receivable, net of losses of
 $1,612,860 and $1,605,000                    199,741,684     203,403,831
Federal Home Loan Bank stock                    4,434,700       4,374,100
Premises and equipment                          6,442,686       6,369,719
Interest receivable                             1,573,704       1,342,548
Other assets                                      160,131       1,011,679
                                             ----------------------------
      Total Assets                           $229,416,777    $234,768,977
                                             ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                   $141,572,485    $146,250,668
  Short-term FHLB advances                     23,417,000      28,840,000
  Long-term debt                               41,952,375      37,956,039
  Interest payable                                435,834         522,966
  Other liabilities                             1,475,919       1,223,360
                                             ----------------------------
      Total Liabilities                      $208,853,613    $214,793,033
                                             ----------------------------

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity
  Preferred stock:  $100 par value;
   1,000,000 shares authorized; no
   shares issued and outstanding
  Common stock:  no par value;
   9,000,000 shares authorized;
   3,303,400 shares issued;
   3,161,401 shares outstanding at
   12/01 and 3,124,941 at 9/01               $  3,743,514       3,743,514
  Retained earnings                            17,638,366      17,170,780
  Treasury shares, 141,999 shares
   at 12/01 and 178,459 at 9/01, at cost         (818,716)       (938,350)
                                             ----------------------------
      Total Stockholders' Equity             $ 20,563,164    $ 19,975,944
                                             ----------------------------

      Total Liabilities and Stockholders'
      Equity                                 $229,416,777    $234,768,977
                                             ============================


See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF INCOME


                                                Three Months Ended
                                                    December 31
                                             ------------------------
                                                2001          2000
                                                ----          ----

INTEREST INCOME                                     (unaudited)
                                             ------------------------
  Loans receivable                           $4,152,417    $4,427,059
  Investment securities                         177,106       273,954
  Deposits with financial institutions           16,523        24,200
                                             ------------------------
      Total Interest Income                   4,346,046     4,725,213
                                             ------------------------

INTEREST EXPENSE
  Deposits                                    1,235,892     1,968,553
  Borrowed money                                751,380       912,928
                                             ------------------------
      Total Interest Expense                  1,987,272     2,881,481
                                             ------------------------

      Net Interest Income                     2,358,774     1,843,732
      Provision for Loan Losses                  48,298       (45,306)
                                             ------------------------

      Net Interest Income After Provision
       for Loan Losses                        2,310,476     1,889,038
                                             ------------------------

INCOME
  Service charges on deposit accounts           127,490       104,299
  Net gains on loan sales                       197,116         5,615
  Other income                                  203,901       167,375
                                             ------------------------
      Total other income                        528,507       277,289
                                             ------------------------

EXPENSES
  Salaries and employee benefits                826,481       654,027
  Occupancy and equipment expense               226,431       246,915
  Data processing expense                       270,812       145,988
  Deposit insurance expense                      21,924        21,617
  Advertising                                    60,706        67,769
  Ohio franchise taxes                           55,378        51,161
  Other operating expenses                      319,206       279,365
                                             ------------------------
      Total other expenses                    1,780,938     1,466,842
                                             ------------------------

Income Before Income Taxes                    1,058,045       699,485
      Income tax expense                        374,215       248,610
                                             ------------------------
      Net Income                             $  683,830    $  450,875
                                             ========================
EARNINGS PER SHARE
  Basic                                      $      .22    $      .14
                                             ------------------------
  Diluted                                    $      .21    $      .14
                                             ------------------------

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  Basic                                       3,133,665     3,113,321
                                             ------------------------
  Diluted                                     3,318,927     3,290,742
                                             ------------------------

DIVIDENDS DECLARED PER SHARE                 $     .045    $      .04
                                             ------------------------



See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Three Months Ended
                                                                       December 31
                                                              ---------------------------
OPERATING ACTIVITIES:                                             2001            2000
                                                                  ----            ----

  Net Income                                                           (unaudited)
                                                              $   683,830     $   450,875

  Adjustments to reconcile net income to net cash provided by operating activities:

  Provision for loan losses                                        48,298         (45,306)
  Depreciation and amortization                                   146,606         148,317
  Investment securities accretion, net                             51,783         (33,426)
  FHLB stock dividend                                             (60,600)        (76,700)
  Net change in
    Mortgage loans held for sale                                  691,296               0
    Other assets and other liabilities                            626,220          63,871
                                                              ---------------------------
      Net Cash Provided by Operating Activities                 2,187,433         507,631
                                                              ---------------------------

INVESTING ACTIVITIES:
  Net change in interest-bearing deposits                         200,000               0
  Purchase of securities held to maturity                      (1,354,770)     (3,955,000)
  Proceeds from maturities of securities held to maturity       1,330,322       3,006,709
  Net change in loans                                           2,879,033        (427,688)
  Purchase of premises and equipment                             (219,573)        (53,921)
  Proceeds from sales and payments received on real estate
   owned and repossessed assets                                    43,520          85,391
                                                              ---------------------------
      Net Cash Provided (Used) by Investing Activities          2,878,532      (1,344,509)
                                                              ---------------------------

FINANCING ACTIVITIES:
  Net change in
    Deposits                                                   (4,678,183)      5,714,008
    Advance payments by borrowers for taxes and
     insurance                                                    159,599         126,952
     Short-term borrowings                                     (5,423,000)        695,000
  Proceeds of long-term debt                                    4,000,000               0
  Repayment of long-term debt                                      (3,664)     (5,003,452)
  Cash dividends                                                 (142,263)       (124,533)
  Proceeds from exercise of options                                45,653               0
                                                              ---------------------------

      Net Cash Provided (Used) by Financing Activities         (6,041,858)      1,407,975
                                                              ---------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (975,893)        571,097

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    6,496,134       4,837,402
                                                              ---------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 5,520,241     $ 5,408,499
                                                              ===========================


See Notes to the Consolidated Financial Statements.

                         FIRST FEDERAL BANCORP, INC.


                 Notes to Consolidated Financial Statements

1.    Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. The Form 10-QSB does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated balance sheet as of September 30, 2001 has been derived from the audited consolidated balance sheet as of that date.

In the opinion of management, the Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of December 31, 2001, and September 30, 2001, and the results of its operations for the three months ended December 31, 2001, and 2000, and its cash flow for the three months ended December, 2001 and 2000. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $4,783,000 and $60,000 respectively, at December 31, 2001, and $1,846,000 and $694,000 respectively at September 30, 2001.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended December 31, 2001, and the year ended September 30, 2001.

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

Note Regarding Forward-Looking Statements

      In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Savings Bank's operations and the Savings Bank's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and the Savings Bank's market area generally.

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

      5. Management's anticipation that adjustable-rate loans will reprice lower in fiscal year 2001 if interest rates remain relatively stable or decrease;

      6. Legislative changes with respect to the activities of financial institutions;

Changes in Financial Condition from September 30, 2001 to December 31, 2001

Total consolidated assets of Bancorp decreased by $5.4 million, or 2.28%, from $234.8 million at September 30, 2001, to $229.4 million at December 31, 2001. The decrease is due primarily to a decrease of $3.7 million in loans receivable, a decrease of $976,000 in cash and cash equivalents, and a decrease of $852,000 in other assets.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $17.1 million at December 31, 2001, which is a decrease of $1.2 million from September 30, 2001. The OTS requires savings associations to maintain a sufficient level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which the Savings Bank may rely if necessary to fund deposit withdrawals and other short-term funding needs. The liquidity of the Savings Bank was 5.20% of deposits and funding needs at December 31, 2001 and 5.71% at September 30, 2001. Funds are available through FHLB advances to meet the Savings Bank's liquidity needs.

The loans receivable balance decreased $3.7 million for the three-month period. The decrease in loans receivable was comprised of a decrease in residential real estate loans of $6.0 million, a $900,000 decrease in consumer automobile loans, an $800,000 increase in non-residential real estate loans and commercial loans and a $2.4 million increase in other consumer loans. The decrease in residential loans was due to the sale of fixed rate loans in the secondary market as part of the Saving Bank's interest rate management. The decrease in consumer auto loans was due to a decreased volume in loans originated.

As of December 31, 2001, the Savings Bank had long-and short-term borrowed funds from the FHLB in the amount of $42.0 million and $23.4 million, respectively, at a weighted average rate of 4.60%. Long term FHLB advances increased $4.0 million from $38.0 million and short-term FHLB advances decreased $5.4 million at September 30, 2001. The net decrease of $1.4 million was due to paying off advances with the funds generated by loan paydowns. Deposits decreased by $4.7 million, or 3.20%, from $146.3 million at September 30, 2001, to $141.6 million at December 31, 2001. The decrease in savings was due to a $7.7 million decrease in certificates offset by a $3 million increase in noncertificate accounts. Management believes that deposits will remain stable during fiscal year 2002 and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB. No assurance can be provided, however, that deposits will remain stable and that the loan portfolio and loan demand will remain stable. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at December 31, 2001.


                                       Amount        Percent of
                                   (In Thousands)      Assets
                                   --------------    ----------

      Actual Tangible Capital         $18,436           7.89%
      Required Tangible Capital         3,504           1.50%
                                      ----------------------
      Excess Tangible Capital         $14,932           6.39%

      Actual Core Capital             $18,436           7.89%
      Required Core Capital (1)         9,345           4.00%
                                      ----------------------
      Excess Core Capital             $ 9,091           3.89%

      Actual Risk Based Capital       $19,782          12.79%
      Required Risk Based Capital      12,377           8.00%
                                      ----------------------
      Excess Risk Based Capital       $ 7,405           4.79%

--------------------
<F1>  Although the general required minimum core capital is 4.00%, savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

Management is not aware of any proposed regulations or recommendations by the OTS that, if implemented, would have a material effect upon the Savings Bank's capital.

In August 1996, Congress passed legislation repealing the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes and requiring any bad debt reserves taken after 1987, using the percentage of taxable income method, be included in future taxable income of the association over a six-year period. A two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. At September 30, 2001, the Savings Bank had approximately $1 million in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture was established in prior years, so the Savings Bank's net income will not be negatively affected by this legislation.

Comparison of Operating Results for the Three-Month Periods Ended
December 31, 2001, and 2000

Net Interest Income

Net interest income before provision for loan losses increased $515,000 for the comparative three-month periods. Total interest income decreased $379,000 for the three-month period ended December 31, 2001, compared to the same period in 2000, but was offset by a decrease of interest expense of $894,000. Total interest income decreased primarily due to a decrease in the interest earned on loans receivable and the reduction in loan portfolio balance. The balance of loans receivable decreased $3.7 million to $199.7 million at December 2001, compared to December 2000. Total interest expense decreased due to the reduction in interest rates paid on deposits and due to the decreased balance of savings deposits since December 31, 2000.

The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates. With the recent lowering of rates, many loan customers have chosen fixed-rate loans over adjustable-rate loans. This has resulted in selling more loans in the secondary market versus keeping the loans in the Savings Bank's portfolio. If interest rates remain relatively stable or decrease during fiscal year 2002, the adjustable-rate mortgage loan portfolio will reprice at lower rates, due to the rapid decrease in interest rates, while rising interest rates could result in upward adjustments to the interest rates on those loans. No assurance can be provided with respect to which direction interest rates will move. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of the Savings Bank.

Nonperforming and Delinquent Loans and Allowance for Loan Losses

Total nonaccrual loans and accruing loans that are 90 days past due were $364,000 at December 31, 2001, which represents .18% of total loans. This was a decrease of $193,000 from December 31, 2000.
There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,612,860 at December 31, 2001, compared to $1,723,615 at December 31, 2000. During the three-month periods ended December 31, 2001, and December 31, 2000, the Savings Bank recorded recoveries of $7,000 and $6,200 and charge-offs of $47,400 and $65,000, respectively. The provisions for loan losses during the three-month periods ended December 31, 2001, and 2000, were $48,300 and $(45,300) respectively.

Noninterest Income and Expense

The federal income tax provision increased $125,600 for the three-month period ended December 31, 2001, compared to the same period in 2000 due to an increase in pre-tax net income for the period.

Total noninterest income increased $251,000 for the three-month period ended December 31, 2001, compared to the same period in 2000. There was an increase in a gain on the sale of loans of $191,500 for the three-month period ended December 31, 2001, due to an increase in the demand for fixed rate loans that were not retained in the portfolio. Service charges and other income increased $23,000 and $36,500 for the three-month period ended December 31, 2001.

Total noninterest expenses increased $314,000 for the quarter ended December 31, 2001, compared to the same period in 2000. Salaries and benefits increased $172,000 as a result of increased entry-level pay ranges, normal pay increases and increased incentive pay in the three-month period ended December 2001 compared to the three-month period ended December 31, 2000. Data processing costs increased $125,000 due to additional costs associated with changing our core processor in November 2001. Other operating expenses increased $39,800 due to costs associated with the selling of fixed rate loans.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in relative purchasing power of money over time because of inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of the Savings Bank are monetary in nature. As a result, interest rates have a more significant impact on the Savings Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

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

Date:  February 13, 2002               By: /s/ J. William Plummer
                                           ---------------------------------
                                           J. William Plummer
                                           President



Date:  February 13, 2002               By: /s/ Connie Ayres LaPlante
                                           ---------------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer