Form 10QSB
period 2002-03-31
FIRST FEDERAL BANCORP INC/OH/
filed 2002-05-14
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 (Mark One)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from __________ to __________

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

As of April 30, 2002, the latest practicable date, 3,258,082 shares of the registrant's common stock, no par value, were issued and outstanding.

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

                                   PART I
                                   ------

                            FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

                         CONSOLIDATED BALANCE SHEETS


                                                     At Mar. 31      At Sept. 30
                                                        2002             2001
                                                     ----------      -----------
                                                     (unaudited)

ASSETS
Cash and amounts due from banks                     $  3,432,255     $  4,996,134
Interest-bearing demand deposits                       1,500,000        1,500,000
                                                    -----------------------------
Cash and cash equivalents                           $  4,932,255     $  6,496,134
Interest-bearing deposits                                598,000          996,000
Investment securities held to maturity
 (Fair value - $10,725,000 in 3/02 and
 $10,921,000 in 9/01)                                 10,664,734       10,774,966
Loans receivable, net of allowance of
 $1,729,899 and $1,605,000                           198,245,083      203,403,831
Federal Home Loan Bank stock                           4,483,900        4,374,100
Premises and equipment                                 6,624,655        6,369,719
Interest receivable and other assets                   1,466,874        1,342,548
Other assets                                           1,308,602        1,011,679
                                                    -----------------------------
      Total Assets                                  $228,324,103     $234,768,977
                                                    =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                          $143,715,858     $146,250,668
  Short-term FHLB advances                            19,145,000       28,840,000
  Long-term debt                                      42,948,655       37,956,039
  Interest payable                                       397,976          522,966
  Other liabilities                                    1,259,024        1,223,360
                                                    -----------------------------
      Total Liabilities                             $207,466,513     $214,793,033
                                                    -----------------------------

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity
  Preferred stock: $100 par value;
   1,000,000 shares authorized; no
   shares issued and outstanding
  Common stock: no par value;
   9,000,000 shares authorized;
   3,303,400 shares issued;
   3,161,781 shares outstanding in
   03/02 and 3,124,941 in 9/01                      $  3,743,514        3,743,514
  Retained earnings                                   17,931,545       17,170,780
  Treasury shares, 141,619 shares in
   03/02 and 178,459 in 9/01, at cost                   (817,469)        (938,350)
                                                    -----------------------------
      Total Stockholders' Equity                    $ 20,857,590     $ 19,975,944
                                                    -----------------------------
      Total Liabilities and Stockholders' Equity    $228,324,103     $234,768,977
                                                    =============================

See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)


                                                Three Months Ended           Six Months Ended
                                                     March 31                    March 31
                                             ------------------------    ------------------------
                                                2002          2001          2002          2001
                                                ----          ----          ----          ----

INTEREST INCOME
  Loans receivable                           $3,754,049    $4,473,528    $7,906,466    $8,900,587
  Investment securities                         171,769       275,473       348,875       549,427
  Deposits with financial institutions           11,163        23,625        27,687        47,825
                                             ----------------------------------------------------
      Total Interest Income                   3,936,981     4,772,626     8,283,028     9,497,839
                                             ----------------------------------------------------

INTEREST EXPENSE
  Deposits                                    1,011,505     1,893,716     2,247,397     3,862,269
  Borrowed money                                710,755       790,629     1,462,135     1,703,557
                                             ----------------------------------------------------
      Total Interest Expense                  1,722,260     2,684,345     3,709,532     5,565,826
                                             ----------------------------------------------------

      Net Interest Income                     2,214,721     2,088,281     4,573,496     3,932,013
      Provision for Loan Losses                 156,736        54,819       205,034         9,513

                                             ----------------------------------------------------
      Net Interest Income After Provision
       for Loan Losses                        2,057,985     2,033,462     4,368,462     3,922,500
                                             ----------------------------------------------------

INCOME
  Service charges on deposit accounts           117,190        82,803       244,680       187,102
  Net gains on loan sales                       133,083        29,003       330,199        34,618
  Other income                                  119,038       167,716       322,939       335,091
                                             ----------------------------------------------------
      Total other income                        369,311       279,522       897,818       556,811
                                             ----------------------------------------------------

EXPENSE
  Salaries and employee benefits                752,919       656,101     1,579,400     1,310,128
  Occupancy and equipment expense               236,154       215,054       462,585       461,969
  Data processing expense                       204,784       161,698       475,596       307,686
  Deposit insurance expense                      22,035        22,550        43,959        44,167
  Advertising                                   112,581        56,715       173,287       124,484
  Ohio franchise taxes                           61,499        55,717       116,877       106,878
  Other operating expenses                      349,030       273,346       668,236       552,711
                                             ----------------------------------------------------
      Total other expenses                    1,739,002     1,441,181     3,519,940     2,908,023
                                             ----------------------------------------------------

  Income Before Income Taxes                    688,294       871,803     1,746,340     1,571,288
      Income tax expense                        237,431       306,024       611,646       554,634
                                             ----------------------------------------------------
      Net Income                             $  450,863    $  565,779    $1,134,694    $1,016,654
                                             ====================================================

EARNINGS PER SHARE
  Basic                                      $      .14    $      .18    $      .36    $      .33
                                             ----------------------------------------------------
  Diluted                                    $      .13    $      .17    $      .32    $      .31
                                             ----------------------------------------------------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                       3,161,549     3,116,606     3,147,454     3,114,946
                                             ----------------------------------------------------
  Diluted                                     3,351,398     3,288,601     3,522,486     3,289,654
                                             ----------------------------------------------------

DIVIDENDS DECLARED PER SHARE                 $     .050    $     .045    $     .095    $     .085
                                             ----------------------------------------------------

See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                                   Six Months Ended
                                                                       March 31
                                                              --------------------------
OPERATING ACTIVITIES:                                             2002           2001
                                                                  ----           ----

  Net Income                                                  $ 1,134,694    $ 1,016,654
  Adjustments to reconcile net income to net cash
   provided by operating activities:

    Provision for loan losses                                     205,034          9,513
    Depreciation and amortization                                 348,963        297,644
    Investment securities accretion, net                          101,203        (74,464)
    FHLB stock dividend                                          (109,800)      (150,800)
    Net change in
      Mortgage loans held for sale                                327,196         34,618
      Other assets and other liabilities                         (507,137)      (412,715)
                                                              --------------------------
        Net Cash Provided by Operating Activities               1,500,153        720,450
                                                              --------------------------

INVESTING ACTIVITIES:
  Net change in interest-bearing deposits                         398,000              0
  Purchase of securities held to maturity                      (2,485,909)   (12,793,996)
  Proceeds from maturities of securities held to maturity       2,494,939     11,247,319
  Net change in loans                                           4,311,655      4,114,787
  Purchase of premises and equipment                             (603,900)       (94,314)
  Proceeds from sales and payments received on real estate
   owned and repossessed assets                                   314,863        116,821
                                                              --------------------------
        Net Cash Provided by Investing Activities               4,429,648      2,590,617
                                                              --------------------------

FINANCING ACTIVITIES:
  Net change in
    Deposits                                                   (2,534,810)     7,844,098
    Advance payments by borrowers for taxes and insurance          (3,439)       101,974
    Short-term borrowings                                      (9,695,000)   (29,235,000)
  Proceeds of long-term debt                                   10,000,000     19,993,045
  Repayment of long-term debt                                  (5,007,384)             0
  Cash dividends                                                 (300,352)      (264,834)
  Proceeds from exercise of options                                47,305          5,600
                                                              --------------------------

        Net Cash Used by Financing Activities                  (7,493,680)    (1,555,117)
                                                              --------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (1,563,879)     1,755,950
                                                              --------------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    6,496,134      4,837,402
                                                              --------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 4,932,255    $ 6,593,352
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

In the opinion of management, the Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of March 31, 2002, and September 30, 2001, and the results of its operations for the three and six months ended March 31, 2002, and 2001, and its cash flow for the six months ended March, 2002 and 2001. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $5,848,000 and $366,600 respectively, at March 31, 2002, and $1,846,000 and $694,000 respectively at September 30, 2001. Outstanding commitments to construct the Newcomerstown Branch were $459,000 at March 31, 2002.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended March 31, 2002, and the year ended September 30, 2001.

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

      4. Management's anticipation that advances from the FHLB will increase to fund loan originations; and

      5. Management's anticipation that adjustable-rate loans will reprice lower in fiscal year 2002 if interest rates remain relatively stable or decrease.

Changes in Financial Condition from September 30, 2001 to March 31, 2002
------------------------------------------------------------------------

Total consolidated assets of Bancorp decreased by $6.5 million, or 2.76%, from $234.8 million at September 30, 2001, to $228.3 million at March 31, 2002. The decrease is due primarily to a decrease of $5.2 million in loans receivable and a decrease of $1.6 million in cash and cash equivalents, offset by an increase of $255,000 in premises and equipment due to the site acquisition to relocate the branch in Newcomerstown, Ohio, to a more modern and visible location.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $16.2 million at March 31, 2002, which is a decrease of $2.1 million from September 30, 2001. The OTS requires savings associations to maintain a sufficient level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which the Savings Bank may rely if necessary to fund deposit withdrawals and other short-term funding needs. The liquidity of the Savings Bank, defined as adjusted liquid assets divided by deposits minus jumbo certificates due in one year or less, was 6.48% at March 31, 2002 and 7.43% at September 30, 2001. Funds are available through FHLB advances to meet the Savings Bank's liquidity needs.

The loans receivable balance decreased $5.2 million for the six-month period. The decrease in loans receivable was comprised of a decrease in residential real estate loans of $8.5 million, a $1.2 million decrease in consumer automobile loans, a $5.3 million increase in non-residential real estate loans and commercial loans and a $300,000 decrease in other consumer loans. The decrease in residential loans was due to the sale of fixed-rate loans in the secondary market as part of the Saving Bank's interest rate management and a focus on non-residential real estate and commercial loans. The decrease in consumer auto loans was due to a decreased volume in loans originated.

As of March 31, 2002, the Savings Bank had long-and short-term borrowed funds from the FHLB in the amount of $42.3 million and $19.1 million, respectively, at a weighted average rate of 4.66%. Long term FHLB advances increased $5.0 million from $38.0 million, and short-term FHLB advances decreased $9.7 million from September 30, 2001. As of March 31, 2002, the Savings Bank had a borrowing limit of $73.3 million at the FHLB. The limit is collateralized by one - to - four and multi-family mortgage loans. The net decrease of $4.7 million was due to paying off advances with the funds generated by loan paydowns. Deposits decreased by $2.5 million, or 1.73%, from $146.3 million at September 30, 2001, to $143.7 million at March 31, 2002. The decrease in savings was due to a $7.7 million decrease in certificates offset by a $5.2 million increase in various checking products. Because customers' uncertainty continues in regards to future interest rates and the stock market, the Savings Bank has experienced increased growth in checking products. As the uncertainty of future interest rates and the stock market becomes more clear, it is unknown what impact that will have on the Bank's short-term deposits. Management believes that deposits will remain stable during fiscal year 2002 and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB. No assurance can be provided, however, that deposits will remain stable and that the loan portfolio will decrease and loan demand will remain stable. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at March 31, 2002.


                                               Amount        Percent of
                                           (In Thousands)      Assets
                                           --------------    ----------

            Actual Tangible Capital            $17,656          7.71%
            Required Tangible Capital            3,436          1.50%
                                               ---------------------
            Excess Tangible Capital            $14,220          6.21%

            Actual Core Capital                $17,656          7.71%
            Required Core Capital (1)            9,163          4.00%
                                               ---------------------
            Excess Core Capital                $ 8,493          3.71%

            Actual Risk Based Capital          $19,020         12.13%
            Required Risk Based Capital         12,540          8.00%
                                               ---------------------
            Excess Risk Based Capital          $ 6,480          4.13%

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

Comparison of Operating Results for the Three-and Six-Month Periods Ended
-------------------------------------------------------------------------
March 31, 2002, and 2001
------------------------

Net Interest Income
-------------------

Net interest income before provision for loan losses increased $126,000 for the comparative three-month periods and increased $642,000 for the comparative six-month periods. Total interest income decreased $836,000 for the three-month period and $1.2 million for the six-month period ended March 31, 2002, compared to the same period in 2001, but was offset by a decrease of interest expense of $962,000 and $1.9 million for the same period. Total interest income decreased primarily due to a decrease in the interest rate on loans receivable and the reduction in loan portfolio balance. The balance of loans receivable decreased $4.6 million to $198.2 million at March 2002, compared to March 2001. Total interest expense decreased due to the reduction in interest rates paid on deposits and due to the decreased balance of savings deposits since March 31, 2001.

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

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $578,000 at March 31, 2002, which represents .29% of total loans. This was a decrease of $130,000 from March 31, 2001.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,729,899 at March 31, 2002, compared to $1,688,347 at March 31, 2001. During the six-month periods ended March 31, 2002, and March 31, 2001, the Savings Bank recorded recoveries of $25,069 and $18,063 and charge-offs of $105,181 and $167,175 respectively. The provisions for loan losses during the six-month periods ended March 31, 2002, and 2001, were $205,034 and $9,513 respectively. The increase in provision for loan losses above last year was due to the release of a $149,000 reserve associated with a loan that moved to another financial institution during the second quarter of 2001.

Noninterest Income and Expense
------------------------------

The federal income tax provision decreased $68,600 for the three-month period and increased $57,000 for the six-month period ended March 31, 2002, compared to the same period in 2001 due to a corresponding adjustment in pre-tax net income for the period.

Total noninterest income increased $89,800 for the three-month period and increased $341,000 for the six-month period ended March 31, 2002, compared to the same period in 2001. There was an increase in a gain on the sale of loans of $104,000 for the three-month period and $296,000 for the six-month period ended March 31, 2002, due to an increase in the demand for fixed rate loans that were sold in the secondary market. Service charges increased $34,000 and $58,000 for the three- and six- month periods ended March 31, 2002.

Total noninterest expenses increased $298,000 for the quarter ended March 31, 2002, and $612,000 for the six months ended March 31, 2002 compared to the same period in 2001. Salaries and benefits increased $97,000 and $269,000 as a result of increased entry-level pay ranges, normal pay increases and increased incentive pay in the three-and six-month period ended March 2002 compared to the three-and six-month period ended March 31, 2002. Data processing costs increased $43,000 and $168,000 for the three-and six-month period ended March 31, 2002 due to additional costs associated with changing our core processor in November 2001. Advertising expenses increased $56,000 for the three-month period and $49,000 for the six- month period due to the launch of an extensive marketing campaign to increase the number of customer accounts and to also respond to other market opportunities. Other operating expenses increased $77,000 and $116,000 for the three- and six- month periods ended March 31, 2002, due to increased operating costs, increased loan costs and increased write-off of equipment no longer utilized after the conversion.

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

                              OTHER INFORMATION
                              -----------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------
         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         The annual meeting of shareholders was held on February 21, 2002. The following Directors were elected to terms expiring in 2004.

                                     For       Withheld
                                     ---       --------
         John C. Matesich, III    2,537,119     410,282
         Don R. Parkhill          2,536,919     410,482
         J. William Plummer       2,501,914     445,487

         Those directors continuing their term were Ward D. Coffman, III, Robert D. Goodrich, II, Patrick L. Hennessey, and Connie Ayres LaPlante.

         Two other matters were presented to the shareholders.

         1. To ratify the First Federal Bancorp, Inc. 2002, Stock Option and Incentive Plan:
             For  1,596,797    Against  1,317,554    Abstentions  33,050
                  ---------             ---------                 ------

         2. To ratify the selection of BKD LLP as the Auditors of Bancorp for the current fiscal year:
             For  2,700,651    Against    224,750    Abstentions  22,000
                  ---------               -------                 ------

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




Date: May 14, 2002                     By: /s/ J. William Plummer
                                           -------------------------------
                                           J. William Plummer
                                           President


Date: May 14, 2002                     By: /s/ Connie Ayres LaPlante
                                           -------------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer