Form 10QSB
period 2002-06-30
FIRST FEDERAL BANCORP INC/OH/
filed 2002-08-13
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 (Mark One)

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002


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

As of July 31, 2002, the latest practicable date, 3,292,455 shares of the registrant's common stock, no par value, were issued and outstanding.

                         FIRST FEDERAL BANCORP, INC.

                                    INDEX
                                    -----


PART I      FINANCIAL INFORMATION                                       PAGE
                                                                        ----


            Consolidated Statements of Balance Sheets                     3

            Consolidated Statements of Income                             4

            Consolidated Statements of Cash Flows                         5

            Notes to Consolidated Financial Statements                    6

            Management's Discussion and Analysis of
             Financial Condition and Results of Operations                7

PART II     OTHER INFORMATION                                            10

            SIGNATURES                                                   11

                                   PART I
                                   ------

                            FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

                         CONSOLIDATED BALANCE SHEETS


                                                     At June 30      At Sept. 30
                                                        2002            2001
                                                    -----------     ------------
                                                    (unaudited)

ASSETS
Cash and amounts due from banks                     $  4,750,553    $  4,996,134
Interest-bearing demand deposits                       1,500,000       1,500,000
                                                    ----------------------------
Cash and cash equivalents                           $  6,250,553    $  6,496,134
Interest-bearing deposits                                398,000         996,000
Investment securities held to maturity
 (Fair value - $10,748,000 in 6/02 and
 $10,921,000 in 9/01)                                 10,637,716      10,774,966
Loans receivable, net of allowance of
 $1,642,587 and $1,605,000                           196,642,536     203,403,831
Federal Home Loan Bank stock                           4,537,000       4,374,100
Premises and equipment                                 6,772,405       6,369,719
Interest receivable                                    1,332,299       1,342,548
Other assets                                           1,384,181       1,011,679
                                                    ----------------------------
      Total Assets                                  $227,954,690    $234,768,977
                                                    ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                          $154,728,772    $146,250,668
  Short-term FHLB advances                             7,356,000      28,840,000
  Long-term debt                                      42,944,880      37,956,039
  Interest payable                                       368,846         522,966
  Other liabilities                                    1,062,283       1,223,360
                                                    ----------------------------
      Total Liabilities                             $206,460,781    $214,793,033
                                                    ----------------------------

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity
  Preferred stock: $100 par value;
   1,000,000 shares authorized; no
   shares issued and outstanding
  Common stock: no par value;
   9,000,000 shares authorized;
   3,303,400 shares issued;
   3,292,455 shares outstanding in
   06/02 and 3,124,941 in 9/01                      $  3,823,153       3,743,514
  Retained earnings                                   17,747,271      17,170,780
  Treasury shares, 10,945 shares in
   06/02 and 178,459 in 9/01, at cost                    (76,515)       (938,350)
                                                    ----------------------------
      Total Stockholders' Equity                    $ 21,493,909    $ 19,975,944
                                                    ----------------------------
      Total Liabilities and Stockholders' Equity    $227,954,690    $234,768,977
                                                    ============================

See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)


                                                Three Months Ended            Nine Months Ended
                                                     June 30                       June 30
                                             ------------------------    --------------------------
                                                2002          2001          2002           2001
                                                ----          ----          ----           ----

INTEREST INCOME
  Loans receivable                           $3,628,761    $4,323,160    $11,535,227    $13,223,747
  Investment securities                         147,593       232,602        496,468        782,029
  Deposits with financial institutions           11,189        31,490         38,876         79,315
                                             ------------------------------------------------------
      Total Interest Income                   3,787,543     4,587,252     12,070,571     14,085,091
                                             ------------------------------------------------------

INTEREST EXPENSE
  Deposits                                      991,688     1,756,749      3,239,085      5,619,018
  Borrowed money                                679,968       710,443      2,142,103      2,414,000
                                             ------------------------------------------------------
      Total Interest Expense                  1,671,656     2,467,192      5,381,188      8,033,018
                                             ------------------------------------------------------

      Net Interest Income                     2,115,887     2,120,060      6,689,383      6,052,073
      Provision for Loan Losses                  16,457        19,884        221,491         29,397
                                             ------------------------------------------------------
      Net Interest Income After Provision
       for Loan Losses                        2,099,430     2,100,176      6,467,892      6,022,676
                                             ------------------------------------------------------

INCOME
  Service charges on deposit accounts           146,568        92,670        391,248        279,772
  Net gains on loan sales                        29,701       309,974        359,900        344,592
  Other income                                  130,025       191,503        452,964        526,594
                                             ------------------------------------------------------
      Total other income                        306,294       594,147      1,204,112      1,150,958
                                             ------------------------------------------------------

EXPENSE
  Salaries and employee benefits                659,298       697,239      2,238,698      2,007,367
  Occupancy and equipment expense               231,661       235,383        694,246        697,352
  Data processing expense                       150,209       162,008        625,805        469,694
  Deposit insurance expense                      21,809        22,628         65,768         66,795
  Advertising                                    94,484        63,272        267,771        187,756
  Ohio franchise taxes                           60,814        55,252        177,691        162,130
  Other operating expenses                      319,397       271,293        987,633        824,004
                                             ------------------------------------------------------
      Total other expenses                    1,537,672     1,507,075      5,057,612      4,415,098
                                             ------------------------------------------------------

  Income Before Income Taxes                    868,052     1,187,248      2,614,392      2,758,536
      Income tax expense                        304,704       413,893        916,350        968,527
                                             ------------------------------------------------------
      Net Income                             $  563,348    $  773,355    $ 1,698,042    $ 1,790,009
                                             ======================================================

EARNINGS PER SHARE
  Basic                                      $      .17    $      .25    $       .53    $       .57
                                             ------------------------------------------------------
  Diluted                                    $      .17    $      .23    $       .51    $       .54
                                             ------------------------------------------------------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                       3,245,989     3,118,169      3,180,299      3,116,020
                                             ------------------------------------------------------
  Diluted                                     3,376,424     3,305,291      3,348,350      3,294,792
                                             ------------------------------------------------------
DIVIDENDS DECLARED PER SHARE                 $     .050    $     .045    $       .14    $       .13
                                             ------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                                    Nine Months Ended
                                                                         June 30
                                                              ----------------------------
OPERATING ACTIVITIES:                                             2002            2001
                                                                  ----            ----

  Net Income                                                  $  1,698,042    $  1,790,009
  Adjustments to reconcile net income to net cash
   provided by operating activities:

    Provision for loan losses                                      221,491          29,397
    Depreciation and amortization                                  498,163         446,659
    Investment securities accretion, net                           147,525         (95,475)
    FHLB stock dividend                                           (162,900)       (227,100)
    Net change in
      Mortgage loans held for sale                                 590,795         344,592
      Other assets and other liabilities                          (563,929)       (685,541)
                                                              ----------------------------
        Net Cash Provided by Operating Activities                2,429,187       1,602,541
                                                              ----------------------------

INVESTING ACTIVITIES:
  Net change in interest-bearing deposits                          598,000         401,000
  Purchase of securities held to maturity                       (5,227,002)     21,909,773
  Proceeds from maturities of securities held to maturity        5,216,728     (21,910,372)
  Net change in loans                                            5,531,847       6,815,266
  Purchase of premises and equipment                              (900,843)       (320,604)
  Proceeds from sales and payments received on real estate
   owned and repossessed assets                                    417,161         213,058
                                                              ----------------------------
      Net Cash Provided by Investing Activities                  5,635,891       7,108,121
                                                              ----------------------------

FINANCING ACTIVITIES:
  Net change in
    Deposits                                                     8,478,104      (4,308,329)
    Advance payments by borrowers for taxes and insurance         (113,537)        (51,140)
    Short-term borrowings                                      (21,484,000)    (24,075,000)
  Proceeds of long-term debt                                    11,000,000      18,989,489
  Repayment of long-term debt                                   (6,011,159)              0
  Cash dividends                                                  (464,864)       (405,456)
  Proceeds from exercise of options                                393,127          15,175
  Purchase of Treasury Shares                                     (108,330)        (23,775)
                                                              ----------------------------

        Net Cash Used by Financing Activities                   (8,310,659)     (9,859,036)
                                                              ----------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (245,581)     (1,148,374)
                                                              ----------------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   6,496,134       4,837,402
                                                              ----------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  6,250,553    $  3,689,028
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

In the opinion of management, the Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of June 30, 2002, and September 30, 2001, and the results of its operations for the three and nine months ended June 30, 2002, and 2001, and its cash flow for the nine months ended June, 2002 and 2001. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $1,764,700 and $366,600 respectively, at June 30, 2002, and $0 and $694,000 respectively at September 30, 2001. Outstanding commitments to construct the Newcomerstown Branch were $310,000 at June 30, 2002.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended June 30, 2002, and the year ended September 30, 2001.

5.    Defined Benefit Pension Plan
      ----------------------------

The Board of Directors of the Savings Bank has decided to terminate the First Federal Savings Bank of Eastern Ohio Defined Benefit Pension Plan (the "Pension Plan") effective August 31, 2002. All Pension Plan participants actively employed on the termination date will be 100% vested in their accrued benefit as of that date. The Savings Bank expects that an additional contribution to the Pension Plan will be required, but the amount has not yet been determined. The Board of Directors of the Savings Bank also expects to adopt a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, to replace the Pension Plan. Although the directors expect that the defined contribution plan will include some employer contributions, the details of that plan have not yet been finalized.

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

      2. Management's belief that deposits will remain stable during the remaining fiscal year 2002;

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

Changes in Financial Condition from September 30, 2001 to June 30, 2002
-----------------------------------------------------------------------

Total consolidated assets of Bancorp decreased by $6.8 million, or 2.90%, from $234.8 million at September 30, 2001, to $228.0 million at June 30, 2002. The decrease is due primarily to a decrease of $6.8 million in loans receivable and a decrease of $246,000 in cash and cash equivalents, offset by an increase of $403,000 in premises and equipment due to the site acquisition to relocate the branch in Newcomerstown, Ohio, to a more modern and visible location, and an increase in FHLB stock.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $17.3 million at June 30, 2002, which is a decrease of $1.0 million from September 30, 2001. The OTS requires savings associations to maintain a sufficient level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which the Savings Bank may rely if necessary to fund deposit withdrawals and other short-term funding needs. The liquidity of the Savings Bank, defined as adjusted liquid assets divided by deposits minus jumbo certificates due in one year or less, was 6.89% at June 30, 2002 and 7.43% at September 30, 2001. Funds are available through FHLB advances to meet the Savings Bank's liquidity needs.

The loans receivable balance decreased $6.8 million for the nine-month period. The decrease in loans receivable was comprised of a decrease in residential real estate loans of $11.9 million and a $4.8 million decrease in consumer automobile loans, offset by a $9.8 million increase in non-residential real estate loans and commercial loans. The decrease in residential loans was due to the sale of fixed-rate loans in the secondary market as part of the Saving Bank's interest rate management and a focus on non-residential real estate and commercial loans. The decrease in consumer auto loans was due to a decreased volume in loans originated.

As of June 30, 2002, the Savings Bank had long and short-term borrowed funds from the FHLB in the amount of $42.9 million and $7.4 million, respectively, at a weighted average rate of 5.30%. Long-term FHLB advances increased $4.9 million from $38.0 million, and short-term FHLB advances decreased $21.5 million, from September 30, 2001. As of June 30, 2002, the Savings Bank had a borrowing limit of $69.7 million at the FHLB. The limit is collateralized by one-to-four and multi-family mortgage loans. The net decrease in FHLB advances of $16.5 million was due to the use of increased deposits to pay off FHLB advances. Deposits increased by $8.4 million, or 5.80%, from $146.3 million at September 30, 2001, to $154.7 million at June 30, 2002. The increase in savings was due to a $7.4 million increase in low cost public funds and a $6.3 million increase in various checking products offset by a $5.3 million decrease in certificates. Because customers' uncertainty continues in regards to future interest rates and the stock market, the Savings Bank has experienced increased growth in various checking products. As the uncertainty of future interest rates and the stock market becomes more clear, it is unknown what impact that will have on the Bank's short-term deposits. Management believes that deposits will remain stable during the remaining fiscal year 2002 and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB. No assurance can be provided, however, that deposits will remain stable and that the loan portfolio will decrease and loan demand will remain stable. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at June 30, 2002.


                                               Amount        Percent of
                                           (In Thousands)      Assets
                                           --------------    ----------

            Actual Tangible Capital            $17,984          7.88%
            Required Tangible Capital            3,425          1.50%
                                               ---------------------
            Excess Tangible Capital            $14,559          6.38%

            Actual Core Capital                $17,984          7.88%
            Required Core Capital (1)            9,132          4.00%
                                               ---------------------
            Excess Core Capital                $ 8,852          3.88%

            Actual Risk Based Capital          $19,336         12.14%
            Required Risk Based Capital         12,744          8.00%
                                               ---------------------
            Excess Risk Based Capital          $ 6,592          4.14%

--------------------
<F1>  Although the general required minimum core capital is 4.00%, savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

Management is not aware of any proposed regulations or recommendations by the OTS that, if implemented, would have a material effect upon the Savings Bank's capital.

Comparison of Operating Results for the Three-and Nine-Month Periods Ended
--------------------------------------------------------------------------
June 30, 2002, and 2001
-----------------------

Net Interest Income
-------------------

Net interest income before provision for loan losses remained stable at $2.1 million for the comparative three-month periods and increased $637,000 for the comparative nine-month periods. Total interest income decreased $800,000 for the three-month period and $2.0 million for the nine-month period ended June 30, 2002, compared to the same periods in 2001, but was offset by a decrease of interest expense of $796,000 and $2.7 million for the same periods. Total interest income decreased due to both a decrease in the interest rate on loans receivable and the reduction in loan portfolio balance. The balance of loans receivable decreased $3.1 million to $196.6 million at June 2002, compared to June 2001. Total interest expense decreased due to the reduction in interest rates paid on deposits and due to the mix of deposits changing from certificates of deposit to lower rate checking products since June 30, 2001.

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

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $435,000 at June 30, 2002, which represents .22% of total loans. This was a decrease of $306,000 from June 30, 2001.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,642,587 at June 30, 2002, compared to $1,672,684 at June 30, 2001. During the nine-month periods ended June 30, 2002, and June 30, 2001, the Savings Bank recorded recoveries of $36,929 and $23,510 and charge-offs of $220,810 and $208,173 respectively. The provisions for loan losses during the nine-month periods ended June 30, 2002, and 2001, were $221,491 and $29,397 respectively. The increase in provision for loan losses above last year was due to the release of a $149,000 reserve associated with a loan that moved to another financial institution during the second quarter of 2001.

Noninterest Income and Expense
------------------------------

The federal income tax provision decreased $109,189 for the three-month period and $52,177 for the nine-month period ended June 30, 2002, compared to the same period in 2001.

Total noninterest income decreased $287,853 for the three-month period and increased $53,154 for the nine-month period ended June 30, 2002, compared to the same periods in 2001. There was a $280,273 decrease in gain on the sale of loans for the three-month period ended June 30, 2002, due to the three-month period ended June 30, 2001 benefiting from a one-time gain of $298,000 resulting from the adoption of FASB 125. There was an increase of $15,300 for the nine-month period ended June 30, 2002, due to an increase in the demand for fixed-rate loans that were sold in the secondary market. Service charges increased $54,000 and $111,500 for the three- and nine- month periods ended June 30, 2002.

Total noninterest expenses increased $30,600 for the quarter ended June 30, 2002, and $642,500 for the nine-months ended June 30, 2002 compared to the same periods in 2001. Salaries and benefits decreased $38,000 for the three-month period and increased $231,000 as a result of increased entry-level pay ranges, normal pay increases and increased incentive pay for the nine-month period ended June 2002 compared to the nine-month period ended June 30, 2001. Data processing costs decreased $11,800 and increased $156,000 for the three- and nine-month periods ended June 30, 2002 due to additional costs associated with changing our core processor in November 2001. Advertising expenses increased $31,000 for the three-month period and $80,000 for the nine-month period due to the launch of an extensive marketing campaign to increase the number of customer accounts and also to respond to other market opportunities. Other operating expenses increased $48,000 and $163,000 for the three- and nine-month periods ended June 30, 2002, due to increased operating costs, increased loan costs and increased write-off of equipment no longer utilized after the conversion to the new core processor.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------
         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         Not applicable

ITEM 5.  OTHER INFORMATION
         -----------------
         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
        Exhibit 99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995
        Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350 - President and Chief Executive Officer
        Exhibit 99.3 Certification Pursuant to 18 U.S.C. Section 1350 - Chief Financial Officer

        No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2002                  By: /s/ J. William Plummer
                                           ----------------------------
                                           J. William Plummer
                                           President


Date: August 13, 2002                  By: /s/ Connie Ayres LaPlante
                                           ----------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer