Form 10KSB
period 2002-09-30
FIRST FEDERAL BANCORP INC/OH/
filed 2002-12-24
CIK 885076

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002  OR
                          ------------------

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                       Commission File Number: 0-20380
                                               -------

                         FIRST FEDERAL BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Ohio                                 31-1341110
   -------------------------------             ----------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification Number)

             505 Market Street, Zanesville, Ohio          43701
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

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
Yes    X      No_____
     -----        -----

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for its most recent fiscal year were $17,227,100.

      Based upon information regarding the average of the bid and asked price provided by The Nasdaq SmallCap Market, the aggregate market value of the voting shares held by nonaffiliates of the registrant on November 30, 2002, was $20,181,827.

      3,248,725 of the registrant's common shares were issued and outstanding on November 30, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The following sections of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of First Federal Bancorp, Inc., are incorporated by reference into Part III of this Form 10-KSB:

      1.    Proposal One: Re-Election of Directors;

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

      First Federal is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in loans secured by one-to-four family residential real estate located primarily in eastern Ohio. First Federal also originates consumer loans, primarily direct and indirect loans for the purchase of automobiles. In addition, First Federal originates loans secured by multifamily real estate (over four units) and nonresidential real estate, other types of consumer loans, including home equity and home improvement loans, secured and unsecured lines-of-credit, and commercial loans. First Federal also invests in U.S. government and agency obligations, interest-bearing deposits in other banks, mortgage-backed securities and other investments permitted by applicable law.

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

Lending Activities

      General. First Federal's lending activity includes the origination of permanent loans and construction loans secured by one-to-four family homes located in First Federal's primary market area; construction loans and permanent loans secured by multifamily properties containing five units or more and nonresidential properties; and automobile loans and other consumer loans, including loans secured by deposit accounts, home equity lines-of-credit, home improvement loans and unsecured loans. First Federal's net loan portfolio was approximately $195.5 million at September 30, 2002, and constituted 86.34% of total assets.

      Loan Portfolio Composition. The following table presents certain information in respect of the composition of First Federal's loan portfolio at the dates indicated:


                                                                     At September 30,
                          ------------------------------------------------------------------------------------------------------
                                  2002                 2001                 2000                 1999                 1998
                          -------------------   -----------------   ------------------   ------------------   ------------------
                                    Percent              Percent              Percent              Percent              Percent
                                    of total             of total             of total             of total             of total
                           Amount    loans      Amount    loans      Amount    loans      Amount    loans      Amount    loans
                           ------   --------    ------   --------    ------   --------    ------   --------    ------   --------
                                                                  (Dollars in thousands)

Type of Loan:
-------------
Real Estate Loans
  One-to-four
   family                 $ 87,369    43.39%   $ 96,377    46.03%   $104,166    49.42%   $ 96,358    51.58%   $ 96,856    55.99%
  Multifamily
   (over 4 units)            9,410     4.67       9,719     4.64       8,191     3.89       8,693     4.65       8,735     5.05
  Construction               7,633     3.79       9,032     4.31       6,403     3.04      12,127     6.49       4,459     2.58
  Nonresidential
   real estate              21,495    10.68      16,159     7.72      14,941     7.09      12,692     6.80      10,620     6.14
Consumer Loans
  Automobile                41,269    20.50      45,213    21.59      51,737    24.55      38,752    20.75      35,861    20.73
  Home equity               15,057     7.47      12,404     5.92       8,752     4.15       6,807     3.65       6,287     3.63
  Home improvement              71      .04         131      .06         175      .08         215      .12         323      .19
  Deposit account              115      .05         240      .12         305      .14         338      .18         467      .27
  Other secured             10,285     5.11      11,841     5.66       9,828     4.66       7,475     4.00       6,813     3.94
  Unsecured                  1,546      .77       1,462      .70         860      .41         715      .38         670      .39
Commercial                   7,105     3.53       6,805     3.25       5,407     2.57       2,623     1.40       1,892     1.09
                          -----------------------------------------------------------------------------------------------------
      Total loans         $201,355   100.00%   $209,383   100.00%   $210,765   100.00%   $186,795   100.00%   $172,983   100.00%

  Less:
  Undisbursed loans
   in process                4,638                4,834                2,484                6,495                1,485
  Net deferred
   origination fees
   (costs) and
   amortized discounts        (497)                (460)                (596)                (470)                (167)
  Allowance
   for loan losses           1,688                1,605                1,828                1,821                2,042
                          -----------------------------------------------------------------------------------------------------
      Total loans - net   $195,526             $203,404             $207,049             $178,949             $169,623
                          =====================================================================================================

      Loan Maturity Schedule. The following table sets forth certain information at September 30, 2002, regarding the net dollar amount of certain loans maturing in First Federal's portfolio, based on contractual terms to maturity:


                                          Due during the years ending September 30,
                                          -----------------------------------------
                                                     2003 to
                                           2003        2006      > 2006     Total
                                           ----      -------     ------     -----
                                                        (In thousands)

Fixed-Rate Loans:
-----------------
Real Estate - Construction                $    -     $    -      $    -     $     -
Commercial                                 2,695          -         499       3,194
                                          -----------------------------------------
                                          $2,695     $    -      $  499     $ 3,194
                                          =========================================

Adjustable-Rate Loans:
----------------------
Real Estate - Construction                $  976     $    -      $6,657     $ 7,633
Commercial                                 3,911          -           -       3,911
                                          -----------------------------------------
                                          $4,887     $    -      $6,657     $11,544
                                          =========================================

Total Fixed and Adjustable-Rate Loans:
--------------------------------------
Real Estate - Construction                $  976     $    -      $6,657     $ 7,633
Commercial                                 6,606          -         499       7,105
                                          -----------------------------------------
                                          $7,582     $    -      $7,156     $14,738
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

      OTS regulations limit the amount that First Federal may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, First Federal makes loans on one-to-four family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). The principal amount of any loan that exceeds an 80% LTV at the time of origination is usually covered by private mortgage insurance at the expense of the borrower. Fixed-rate one-to-four family residential real estate loans are offered with terms of up to 30 years.

      Adjustable-rate mortgage loans ("ARMs") are offered by First Federal for terms of up to 30 years. The interest rate adjustment periods on the residential ARMs are either one, three or five years. The maximum allowable adjustment at each adjustment date is usually 2% with a maximum adjustment of 6% over the term of the loan. The interest rate adjustments on one-year, three-year and five-year residential ARMs presently originated by First Federal are tied to changes in the weekly average yield on one-, three- and five-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin, typically 300 basis points, to the index. From time to time, First Federal originates residential ARMs that have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level. First Federal attempts to reduce such risk by underwriting such loans at the fully-indexed rate. Most of the loans in First Federal's portfolio that were written at reduced rates have been through at least one adjustment cycle.

      In the past, selected fixed-rate mortgage loans originated by First Federal, including loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"), have been originated for sale. A majority of the fixed-rate residential real estate loans in First Federal's loan portfolio at September 30, 2002 were originated prior to 1981. See "Loan Originations, Purchases and Sales." During fiscal year 2002, First Federal retained $3.3 million of the $38.3 million fixed-rate residential real estate loans it originated during the year. Loan demand is affected by competition, interest rates, general economic conditions, and the availability of funds for lending. See Exhibit
99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

      First Federal's one-to-four family residential real estate loan portfolio, including loans for the construction of one-to-four family residences, was approximately $95.0 million at September 30, 2002, and represented 47.18% of total loans.

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

      At September 30, 2002, loans secured by multifamily properties totaled approximately $9.4 million, or 4.67% of total loans, the largest of which had a balance of $1.5 million. There were no multifamily real estate loans delinquent or included in classified assets at September 30, 2002.

      Construction Loans. First Federal offers loans to owner-occupants for the construction of single-family homes. Such loans are offered with adjustable rates of interest and for terms of up to 30 years. The borrower pays only interest for the first six months while the residence is being constructed. At September 30, 2002, a total of $7.6 million, or approximately 3.79%, of First Federal's total loans consisted of construction loans. First Federal currently has no multifamily or nonresidential real estate construction loans in its portfolio. There were no construction loans delinquent at September 30, 2002.

      Construction loans, particularly for multifamily and nonresidential real estate projects, generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, First Federal would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. The principal amounts of individual loans for the construction of single-family residences typically do not exceed $750,000.

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

      At September 30, 2002, First Federal had a total of $21.5 million, or 10.68% of loans, invested in nonresidential real estate loans, the largest of which had a balance of $1.4 million. There were no nonresidential real estate loans delinquent at September 30, 2002.

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

      Automobile loans are originated by First Federal directly and indirectly in conjunction with automobile dealers in First Federal's primary market area. During 2002, approximately 38.59% of the automobile loans originated by First Federal were originated in conjunction with automobile dealers. When loans are originated in such manner, the dealer takes the loan application and receives a fee if the loan is approved by First Federal. Automobile loans are secured by the automobile purchased with the loan proceeds.

      At September 30, 2002, automobile loans totaled approximately $41.3 million, or 20.50% of total loans. This is a decrease from $45.2 million, or 21.59% of total loans, as of September 30, 2001.

      Home equity lines-of-credit are originated for terms of up to ten years. Such loans are secured by a first or second mortgage on the borrower's principal residence. First Federal originates home equity lines-of-credit based on a combined LTV of not more than 80% for the first mortgage, if any, and the line-of-credit. Home equity lines-of-credit totaled $15.1 million, or 7.47% of First Federal's total loans, at such date.

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

      At September 30, 2002 First Federal had approximately $68.3 million, or 33.94% of total loans, invested in consumer loans. Such amount complied with federal regulations limiting the aggregate amount of consumer loans in which a savings association can invest. Consumer loans with aggregate balances of $759,000 were delinquent at September 30, 2002.

      Commercial Loans. Commercial loans totaled $7.1 million at September 30, 2002. First Federal has new and used car floor-planning programs for five local car dealers totaling $5.1 million at September 30, 2002. The floor-plan loans are secured by the title of the cars. First Federal intends to originate commercial loans on a very select basis in the future. Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. First Federal attempts to minimize such risks through prudent underwriting practices. There were no commercial loans delinquent at September 30, 2002.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by First Federal's lending staff and walk-in customers.

      Conventional mortgage loan applications are taken by one of First Federal's branch managers or loan personnel. First Federal obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of all necessary information on the credit history of the borrower, the application for a loan over $150,000 is submitted to the President and the principal lending officer of First Federal for approval. Loans for more than $300,700 must be approved by the Loan Committee of the Board of Directors.

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

      Prior to 1992, virtually all conventional residential fixed-rate loans made by First Federal were originated in conjunction with unaffiliated mortgage companies. First Federal originated such loans pursuant to a commitment from a mortgage company to fund the loan or to purchase the loan after it was funded by First Federal. First Federal received a fee, typically .50% of the principal amount of the loan. First Federal originated fixed-rate loans in conjunction with mortgage companies because the volume of such loans was not sufficient for First Federal to sell them profitably directly in the secondary market. In 1993, the volume of fixed-rate mortgage loans originated by First Federal increased to such a level that First Federal commenced originating such loans directly and selling them in the secondary market. First Federal retains servicing on loans sold in such manner, from which it derives servicing income. The risk of loss associated with the sale of fixed-rate loans increases as a result of the absence of a commitment for the purchase of a loan at the time a loan is originated. First Federal sells loans on a per loan basis in an attempt to minimize risk. In 1998, First Federal began to retain for its portfolio a portion of the 15-year fixed-rate mortgages originated. For fiscal year 2002, $4.9 million of 15-year fixed-rate loans were retained for the portfolio.

      The following table presents First Federal's mortgage loan origination, purchase and sale activity for the periods indicated:


                                         Year ended September 30,
                                     --------------------------------
                                       2002        2001        2000
                                       ----        ----        ----
                                          (Dollars in thousands)

Loans originated:
  Adjustable-rate:
  ----------------
  Real estate:
    One-to-four family (1)           $ 36,530    $ 35,642    $ 31,530
    Multifamily                         2,531          75           -
    Nonresidential                      6,866       4,910         462
  Consumer (2)                         37,069      30,982      22,834
                                     --------------------------------
      Total adjustable-rate loans    $ 82,996    $ 71,609    $ 54,826
                                     --------------------------------

Fixed-rate:
  -----------
  Real estate:
    One-to-four family (1)           $ 38,295    $ 23,907    $  1,868
    Multifamily                             -           -           -
    Nonresidential                      1,568         714         610
  Consumer                             31,212      28,916      45,547
                                     --------------------------------
      Total fixed-rate loans         $ 71,075    $ 53,537    $ 48,025
                                     --------------------------------
      Total loans originated         $154,071    $125,146    $102,851
                                     ================================
Loans sold                             35,007      21,682       1,213
                                     --------------------------------
Principal repayments (3)              127,092     104,846      77,668
                                     --------------------------------
      Total reductions                162,099     126,528      78,881
                                     --------------------------------
Change in other items - net (4)           150      (2,263)      4,130
                                     --------------------------------
      Net increase (decrease)        $ (7,878)   $ (3,645)   $ 28,100
                                     ================================

--------------------
<F1>  Includes construction loans.
<F2>  Includes car floorplan loans secured by real estate and cars.
<F3>  Includes advances drawn, repayments on lines-of-credits and transfers to real estate owned.
<F4>  Consists of loans in process, net deferred origination costs and unamortized discounts and allowance for loan losses.

      Federal regulations limit the amount of loans that an association can make to any one borrower. Under OTS regulations, the aggregate amount of loans that First Federal may make to any one borrower (including related entities), with certain exceptions, is limited in general to 15% of First Federal's total capital for risk-based capital purposes plus any additional loan reserves not included in total capital (collectively "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by "readily marketable collateral." Real estate is not "readily marketable collateral." In addition, the regulations require that loans to certain related or affiliated borrowers be aggregated for purposes of such limits.

      Based on such limits, First Federal was able to lend approximately $2.9 million to any one borrower at September 30, 2002. The largest amount First Federal had outstanding to one borrower was $2.5 million. Such loan was secured by non-residential real estate and was current at September 30, 2002. See "REGULATION - OTS Regulations -- Lending Limits."

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

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                                               At September 30,
                                           ----------------------------------------------------------------------------------------
                                                      2002                           2001                           2000
                                           --------------------------     --------------------------     --------------------------
                                                        Percent of                     Percent of                     Percent of
                                           Amount     total net loans     Amount     total net loans     Amount     total net loans
                                           ------     ---------------     ------     ---------------     ------     ---------------
                                                                            (Dollars in thousands)

Real estate loans delinquent for:
  30 to 59 days                            $  614          0.31%          $ 1,060         0.52%          $  975          0.47%
  60 to 89 days                                21          0.01                20         0.01                0          0.00
  90 or more days                             276          0.14               432         0.21                0          0.00
                                           ----------------------------------------------------------------------------------
      Total delinquent real estate loans   $  911          0.46           $ 1,512         0.74           $  975          0.47
                                           ----------------------------------------------------------------------------------

Consumer loans delinquent for:
  30 to 59 days                               315          0.16               753         0.37              422          0.20
  60 to 89 days                               115          0.06               148         0.07              149          0.07
  90 or more days                             328          0.17               319         0.16              217          0.10
                                           ----------------------------------------------------------------------------------
      Total delinquent consumer loans         758          0.39             1,220         0.60              788          0.38
                                           ----------------------------------------------------------------------------------
      Total delinquent loans               $ 1,669         0.85%          $ 2,732         1.34%          $1,763          0.85%
                                           ==================================================================================

      Each consumer loan that is delinquent 90 days or more and each real estate loan that is delinquent 120 days or more is reviewed by one of First Federal's loan officers to assess the collectibility of the loan. If the loan is deemed to be uncollectible, First Federal ceases to accrue interest on the loan.

      The following table sets forth information with respect to the accrual and nonaccrual status of First Federal's loans that are 90 days or more past due and other nonperforming assets as of the dates indicated:


                                                              September 30,
                                              ---------------------------------------------
                                              2002      2001      2000      1999      1998
                                              ----      ----      ----      ----      ----
                                                         (Dollars in thousands)

Loans accounted for on a non-accrual
 basis: (1)
  Real estate:
    Residential                               $   0     $ 314     $   0     $ 130     $ 610
    Nonresidential                                0         0         0         0         0
  Consumer                                      148       137        37       100        17
                                              ---------------------------------------------
      Total nonaccrual loans                  $ 148     $ 451     $  37     $ 230     $ 627
                                              ---------------------------------------------

Accruing loans which are contractually
 past due 90 days or more: (1)
  Real estate:
    Residential                               $ 276     $ 183     $   0     $  64     $   0
    Nonresidential                                0         0         0         0         0
  Consumer                                        0         0         0         0         0
                                              ---------------------------------------------
      Total accruing loans which are
       90 days past due                       $ 276     $ 183     $   0     $  64     $   0
                                              ---------------------------------------------
      Total nonaccrual loans and accruing
       loans which are 90 days past due       $ 424     $ 634     $  37     $ 294     $ 627
                                              =============================================
Percentage of total net loans                  0.22%     0.31%     0.02%     0.16%     0.37%
                                              =============================================
Other nonperforming assets - net              $   0     $   0     $   0     $   0     $   0
                                              =============================================

--------------------
<F1>  Net of specific valuation allowance.

      During the year ended September 30, 2002, $47,844 of interest income would have been recorded on nonaccruing loans had such loans been accruing and $29,391 of interest income on those loans was included in net income for the period. During the periods shown, First Federal had no restructured loan within the meaning of SFAS No. 15.

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

      It is First Federal's policy to classify nonaccrual loans and accruing loans that are 90 days or more delinquent. When a loan becomes 90 days or more delinquent it is classified as "substandard" regardless of the value of the collateral securing the loan. If the collateral value is less than the book value, a specific valuation allowance is established for the difference. When a "substandard" loan is brought current, it is placed in the "special mention" category until the borrower has demonstrated to management's satisfaction his ability to perform his obligation under the loan. At such time, the loan is removed from "special mention." Other assets, including REO and property held for future sale, are also classified if they possess weaknesses that warrant the classification of such assets. Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:


                                       At September 30,
                                  --------------------------
                                   2002       2001      2000
                                   ----       ----      ----
                                    (Dollars in thousands)

Classified assets
  Substandard                     $1,138     $  909     $486
  Doubtful                             -          -        -
  Loss                               337        219      472
                                  --------------------------
      Total classified assets     $1,475     $1,128     $958
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


                                                          Year ended September 30,
                                             --------------------------------------------------
                                              2002       2001       2000       1999       1998
                                              ----       ----       ----       ----       ----

Balance at beginning of period               $1,605     $1,828     $1,821     $2,042     $1,816
Charge-offs
  Mortgage loans                                  -       (104)         -          -          -
  Consumer loans                               (312)      (229)      (197)      (497)      (738)
                                             --------------------------------------------------
      Total charge-offs                        (312)      (333)      (197)      (497)      (738)
                                             --------------------------------------------------
Recoveries
  Mortgage loans                                  -          -          -          -          -
  Consumer loans                                 38         27         43         94        283
                                             --------------------------------------------------
      Total recoveries                           38         27         43         94        283
                                             --------------------------------------------------
      Net (charge-offs) recoveries             (274)      (306)      (154)      (403)      (455)
                                             --------------------------------------------------
Provision for loss                              357         83        161        182        681
                                             --------------------------------------------------
Balance at end of period                     $1,688     $1,605     $1,828     $1,821     $2,042
                                             ==================================================
Ratio of net (charge-offs) recoveries to
 average loans outstanding                    (0.14)%    (0.15)%    (0.07)%    (0.24)%    (0.26)%
                                             ==================================================

      First Federal classified no loans meeting the definition of impaired during the years ended September 30, 2002 and 2001.

      The following table sets forth an analysis of First Federal's allowance for loan losses allocated by type of loan:


                                                                  At September 30,
                  ----------------------------------------------------------------------------------------------------------------
                          2002                   2001                  2000                    1999                   1998
                  --------------------   --------------------   --------------------   --------------------   --------------------
                           Percent of             Percent of             Percent of             Percent of             Percent of
                            loans in               loans in               loans in               loans in               loans in
                           category to            category to            category to            category to            category to
                  Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans
                  ------   -----------   ------   -----------   ------   -----------   ------   -----------   ------   -----------
                                                               (Dollars in thousands)

Mortgage loans    $  335      62.53%     $  341      62.70%     $  479      63.44%     $  572      69.52%     $  600      69.73%
Consumer loans       974      33.94         876      34.05         976      33.99         881      29.08       1,073      29.18
Commercial loans      29       3.53          38       3.25          23       2.57          18       1.40          19       1.09
Unallocated          350          -         350          -         350          -         350          -         350          -
                  -------------------------------------------------------------------------------------------------------------
      Total       $1,688     100.00%     $1,605     100.00%     $1,828     100.00%     $1,821     100.00%     $2,042     100.00%
                  =============================================================================================================

      The allocation of the allowance does not restrict the ability of First Federal to utilize such allocated amounts for other types of loans.

      The amount of First Federal's loan loss allowance is based on its historical five-year average loss experience for various types of mortgage and consumer loans that are not classified assets, the level of classified assets, general economic conditions and other variables. For assets for which a specific reserve has been established for the portion of the asset classified "loss," general valuation allowances are typically not established for the balance of the asset classified "substandard." At September 30, 2002 First Federal had no assets classified "doubtful." First Federal's loan loss allowance at September 30, 2002 was considered by management to be adequate. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995" attached hereto, which is incorporated herein by reference.

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

      The following table sets forth an analysis of First Federal's investment portfolio at the dates indicated:


                                                                        At September 30,
                                          ----------------------------------------------------------------------------
                                                   2002                       2001                       2000
                                          ----------------------     ----------------------     ----------------------
                                           Book       Percent of      Book       Percent of      Book       Percent of
                                           value        total         value        total         value        total
                                           -----      ----------      -----      ----------      -----      ----------
                                                                     (Dollars in thousands)

Investment securities:
  U.S. Government securities and
   agency obligations                     $ 9,613       95.08%       $10,053       93.30%       $10,502       92.30%
  Obligations of states and
   political subdivisions                      82         .81            108        1.00            137        1.20
                                          -------------------------------------------------------------------------
      Total investment securities           9,695       95.89         10,161       94.30         10,639       93.50
                                          -------------------------------------------------------------------------
  Mortgage-backed securities                  415        4.11            614        5.70            739        6.50
                                          -------------------------------------------------------------------------
      Total investment securities and
       mortgage-backed securities         $10,110      100.00%       $10,775      100.00%       $11,378      100.00%
                                          =========================================================================

Average remaining life of
 investment securities and
 mortgage-backed securities                    1.04 years                 1.54 years                 1.39 years
Adjusted weighted average
 maturity of investment securities             6.7 months                 9.9 months                 4.6 months

      The composition and maturities of First Federal's investment securities and mortgage-backed securities are indicated in the following table:


                                                                     At September 30, 2002
                                    ---------------------------------------------------------------------------------------
                                                                                                     Total investment
                                    Less than        1 to 5        5 to 10          Over                securities
                                      1 year         years          years         10 years      ---------------------------
                                    Book value     Book value     Book value     Book value     Book value     Market value
                                    ----------     ----------     ----------     ----------     ----------     ------------
                                                                    (Dollars in thousands)

U.S. Government securities
 and agency obligations               $7,554         $2,059         $   -          $   -         $ 9,613         $ 9,724
Obligation of states and
 political subdivisions                    -             59            23              -              82              82
Mortgage-backed securities                 -              -             -            415             415             428
                                      ----------------------------------------------------------------------------------
Total investment securities and
 mortgage-backed securities           $7,554         $2,118         $  23          $ 415         $10,110         $10,234
                                      ==================================================================================
Weighted average yield                  5.58%          5.83%         7.00%          7.13%           5.70%              -

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

      First Federal's deposits were represented by the various types of savings programs described in the following table, at the dates indicated:


                                                                               At September 30,
                                            --------------------------------------------------------------------------------------
                                                       2002                          2001                          2000
                                            --------------------------     -------------------------     -------------------------
                                                          Percent of                    Percent of                    Percent of
                                             Amount     total deposits     Amount     total deposits     Amount     total deposits
                                             ------     --------------     ------     --------------     ------     --------------
                                                                            (Dollars in thousands)

NOW accounts:
  Noninterest bearing                       $  8,253           5%         $  6,426           4%         $  6,466           4%
  Money market                                47,935          30            33,257          23            29,030          18
Passbook and statement savings accounts       20,185          13            19,850          14            21,173          13
                                            --------------------------------------------------------------------------------
      Total transaction accounts              76,373          48            59,533          41            56,669          35
                                            --------------------------------------------------------------------------------

Certificates of deposit:
  Negotiated-rate certificates                12,829           8            14,769          10            24,706          16
  Money-market certificates:
    3 to 6 months                              4,029           3             4,164           3             4,082           3
    12 to 23 months                           32,974          21            48,698          33            59,428          37
    2 to 2-1/2 years                           8,191           5             8,532           6             6,044           4
    3 to 3-1/2 years                          16,093          10             5,456           4             2,760           2
    4 to 4-1/2 years                           1,995           1               786           -               507           -
    5 years and greater                        4,878           4             3,971           3             4,188           3
                                            --------------------------------------------------------------------------------
      Total certificates of deposit           80,989          52            86,376          59           101,715          65
                                            --------------------------------------------------------------------------------
Christmas club and other
 noninterest-bearing accounts                    326           -               342           -               336           -
                                            --------------------------------------------------------------------------------
      Total deposits                        $157,688         100%         $146,251         100%         $158,720         100%
                                            ================================================================================

      The following table presents the amount and remaining maturities of time deposits at September 30, 2002:


                                                      Amount Due
                          -------------------------------------------------------------------
                           Up to       Over one year     Over 3 years      Over
        Rate              one year      to 3 years        to 5 years      5 years      Total
        ----              --------     -------------     ------------     -------      -----
                                                (Dollars in thousands)

Total amount maturing     $55,056         $22,865           $2,952         $116       $80,989
Weighted average rate        5.62%           4.85%            6.44%        5.19%      5.41%

      The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2002 and September 30, 2001:


         Maturity             At September 30, 2002    At September 30, 2001
         --------             ---------------------    ---------------------
                                          (Dollars in thousands)

Three months or less                 $ 2,942                  $ 7,692
Over 3 months to 6 months              2,730                    2,914
Over 6 months to 12 months             5,900                    3,360
Over twelve months                     8,379                    5,769
                                     --------------------------------
      Total                          $19,951                  $19,735
                                     ================================

      The following table presents First Federal's deposit account balance activity for the periods indicated:


                                                     Year ended September 30
                                              -------------------------------------
                                                2002          2001          2000
                                                ----          ----          ----
                                                     (Dollars in thousands)

Beginning balance                             $ 146,251     $ 158,720     $ 145,120
Deposits                                        583,816       561,101       595,992
Withdrawals                                    (575,485)     (578,518)     (586,635)
Interest credited                                 3,106         4,948         4,243
                                              -------------------------------------
Ending balance                                $ 157,688     $ 146,251     $ 158,720
                                              =====================================
      Net increase (decrease) in deposits     $  11,437     $ (12,469)    $  13,600
                                              -------------------------------------
Percent increase (decrease) in deposits            7.82%        (7.86%)        9.37%

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

      The following table presents the maximum amount of First Federal's FHLB advances outstanding at September 30, 2002 2001 and 2000, and the average aggregate balances of FHLB advances outstanding during the years ended September 30, 2002, 2001 and 2000:


                                                    At or for the
                                               year ended September 30
                                           -------------------------------
                                            2002        2001        2000
                                            ----        ----        ----
                                               (Dollars in thousands)

Maximum amount of FHLB advances
 outstanding during period                 $65,796     $65,796     $66,682
Average amount of FHLB advances
 outstanding during period                 $58,520     $54,394     $56,683
Amount of FHLB advances outstanding at
 end of period                             $45,719     $65,796     $58,205
Weighted average interest cost of FHLB
 advances during period based on
 month-end balances                           5.63%       5.83%       6.31%

      First Federal had $2.8 million of variable-rate advances with original maturities of less than 90 days at September 30, 2002. Fixed-rate long-term advances with a 5.85% weighted average rate consisted of the following by scheduled maturity:


                                      As of September 30, 2002
                                      ------------------------
                                                    Weighted
                                      Amount      Average Rate
                                      ------      ------------

One year or less                      $ 6,015         6.57%
More than one year through 3 years    $25,030         5.66%
More than 3 years through 5 years     $ 4,030         5.15%
More than 5 years through 10 years    $ 7,866         6.29%

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


                                                                     Year ended September 30,
                                   ---------------------------------------------------------------------------------------------
                                               2002                            2001                            2000
                                   -----------------------------   -----------------------------   -----------------------------
                                     Average    Interest             Average    Interest             Average    Interest
                                   outstanding  earned/   Yield/   outstanding  earned/   Yield/   outstanding  earned/   Yield/
                                     balance      paid     rate      balance      paid     rate      balance      paid     rate
                                   -----------  --------  ------   -----------  --------  ------   -----------  --------  ------
                                                                      (Dollars in thousands)

Interest-earning assets:
  Loans receivable-net (1)          $197,243    $15,130   7.67%     $201,853    $17,401   8.62%     $194,335    $15,953   8.21%
  Mortgage-backed securities             520         40   7.69           685         52   7.59           849         60   7.08
  Interest-bearing deposits in
   FHLB                                1,500         24   1.60           465         18   3.87             1          0      -
  Investment securities               15,397        638   4.14        16,764      1,009   6.02        15,687        979   6.26
                                    -------------------             -------------------             -------------------
Total interest-earning assets       $214,660    $15,832   7.38      $219,767    $18,480   8.41      $210,872    $16,992   8.06
                                    ===================             ===================             ===================
Noninterest-earning assets:
  Cash                                 5,544                           5,250                           5,366
  REO                                     97                              33                              (3)
  Fixed assets                         6,597                           6,283                           6,650
  Other assets                         2,718                           1,388                           1,275
                                    --------                        --------                        --------
Total assets                        $229,616                        $232,721                        $224,160
                                    ========                        ========                        ========
Interest-bearing liabilities:
  Certificates of deposit           $ 79,867    $ 3,579   4.48      $100,938    $ 6,185   6.13      $ 89,952    $ 5,191   5.77
  Passbook accounts                   20,581        146    .71        20,374        270   1.33        22,983        343   1.49
  NOW accounts                        39,253        529   1.35        31,376        675   2.15        31,012        679   2.19
  FHLB advances                       58,520      2,777   4.75        54,394      3,173   5.83        56,683      3,574   6.31
                                    -------------------             -------------------             -------------------
  Total interest-bearing
   liabilities                      $198,221    $ 7,031   3.55      $207,082    $10,303   4.98      $200,630    $ 9,787   4.88
                                    ===================             ===================             ===================
Noninterest-bearing liabilities:
  Noninterest-bearing NOW
   accounts                            8,402                           7,736                           6,862
  Other liabilities                    1,300                           1,330                             936
  Shareholders' equity                18,428                          16,573                          15,732
                                    --------                        --------                        --------
  Total liabilities and equity      $229,616                        $232,721                        $224,160
                                    ========                        ========                        ========
Net interest income; interest
 rate spread                                    $ 8,801   3.83                  $ 8,177   3.43                  $ 7,205   3.18
                                                =======                         =======                         =======
Net interest yield (2)                                    4.10                            3.72                            3.42
Average interest-earning
 assets to average interest-
 bearing liabilities                  108.29%                         106.13%                         105.10%

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

      As a part of its effort to monitor its interest rate risk, First Federal reviews the reports of the OTS that set forth the application of the "net portfolio value" ("NPV") methodology.

      Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV that would result from a theoretical 200 basis point (1 basis point equals ..01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered.

      Presented below, as of September 30, 2002, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.

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


                                  September 30, 2002
                                 --------------------
      Change in Interest Rate    $ Change    % Change
           (Basis Points)         In NPV      in NPV
      -----------------------    --------    --------
                                 (Dollars in thousands)

               +300               $1,644        7%
               +200               $1,359        6%
               +100               $  806        3%
                  0                    0        0
               -100               $ (808)      (3)%

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


                                                                      Year ended September 30,
                                      -----------------------------------------------------------------------------------------
                                              2002 vs. 2001                   2001 vs. 2000                2000 vs. 1999
                                      -----------------------------     -------------------------    --------------------------
                                           Increase (Decrease)             Increase (Decrease)          Increase (Decrease)
                                                  due to                         Due to                        due to
                                      Volume      Rate       Total      Volume    Rate     Total     Volume     Rate     Total
                                      ------      ----       -----      ------    ----     -----     ------     ----     -----
                                                                           (In thousands)

Interest income attributable to:
  Loans receivable                    $(390)    $(1,881)    $(2,271)    $ 632     $ 816    $1,448    $2,158    $(278)    $1,880
  Mortgage-backed securities            (13)          1         (12)      (13)        5        (8)      (20)      (0)       (20)
  Investment securities                 (19)       (346)       (365)      109       (61)       48      (917)     411       (506)
                                      -----------------------------------------------------------------------------------------
      Total interest income           $(422)    $(2,226)    $(2,648)    $ 728     $ 760    $1,488    $1,221    $ 133     $1,354
                                      =========================================================================================
Interest expense attributable to:
  Deposits                            $(564)    $(2,312)    $(2,876)    $ 393     $ 524    $  917    $    1    $ 367     $  368
  FHLB advances                         275        (671)       (396)     (139)     (262)     (401)      711       46        757
                                      -----------------------------------------------------------------------------------------
      Total interest expense          $(289)    $(2,983)    $(3,272)    $ 254     $ 262    $  516    $  712    $ 413     $1,125
                                      =========================================================================================
Increase (decrease) in net
 interest income                      $(133)    $   757     $   624     $ 474     $ 498    $  972    $  509    $(280)    $  229
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

      First Federal is the only thrift institution which has its principal offices in Muskingum County, Ohio, but several commercial banks have offices in First Federal's primary market area. Of the eight banks and thrifts that have offices in Muskingum County, First Federal ranks approximately third in deposit share with 12.34% of the savings market as of June 30, 2001, and ranks third in real estate originations with 11% of the mortgage loan originations for the first nine months of the 2002 calendar year.

      The number and size of financial institutions competing with First Federal is also likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate branching by federal savings associations and national banks. Such increased competition may have an adverse effect upon First Federal.

Personnel

      As of September 30, 2002, First Federal had 62 full-time employees and 21 part-time employees. First Federal believes that relations with its employees are excellent. First Federal offers health and life insurance benefits. None of the employees of First Federal are represented by a collective bargaining unit.

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

      Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 2002:


                                  At September 30, 2002
                                  ---------------------
                                               Percent
                                  Amount      of assets
                                  ------      ---------
                                  (Dollars in thousands)

Tangible capital                  $17,917        7.85%
Tangible capital requirement        3,422        1.50
                                  -------------------
  Excess                          $14,495        6.35%
                                  ===================
Core capital                      $17,917        7.85%
Core capital requirement (1)        9,125        4.00
                                  -------------------
  Excess                          $ 8,792        3.85%
                                  ===================
Total capital                     $19,268       11.50%
Risk-based capital requirement     13,403        8.00
                                  -------------------
  Excess                          $ 5,865        3.50%
                                  ===================

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

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. Certain regulatory actions are mandated or recommended for savings associations that are deemed to be well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, after notice and an opportunity for hearing, if the association is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice, including a less than satisfactory examination rating on matters other than capital. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at September 30, 2002, meets the standards for the highest category, a "well-capitalized" association.

      Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). QTIs are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL Test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. The QTL Test can also be met by qualifying as a "domestic building and loan" under the Internal Revenue Code of 1986, as amended (the "Code"). Under this test, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 2002, First Federal met the QTL Test.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to limits on loans to one borrower, and the total of all such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's total capital (or 200% of total capital for a qualifying institution with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. First Federal was in compliance with such restrictions at September 30, 2002.

      Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Bancorp is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. First Federal was in compliance with these requirements and restrictions at September 30, 2002.

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

      Bancorp is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2002, First Federal met the QTL Test.

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

FRB Regulations

      Reserve Requirements. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits at September 30, 2002, such regulations generally required that reserves of 3% be maintained against deposits in transaction accounts up to $41.3 million (subject to an exemption of up to $5.7 million), and that an initial reserve of 10% be maintained against that portion of total net transaction accounts in excess of $41.3 million. These percentages are subject to adjustment by the FRB. At September 30, 2002, First Federal was in compliance with the reserve requirements then in effect.

Federal Home Loan Banks

      The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of First Federal's aggregate outstanding principal loan balance or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $4,591,300 at September 30, 2002.

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

                                  TAXATION

Federal Taxation

      Historically, savings associations, such as First Federal, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings association may use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings associations are required to compute their allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for associations meeting a residential mortgage loan origination test. First Federal will recapture approximately $1,044,000 over a six-year period that began with the year ended September 30, 1988. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, need not be recaptured into income unless (i) the savings association no longer qualifies as a bank under the Code, or (ii) the savings association pays out excess dividends or distributions or redeems its own stock.

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

      A special litter tax is also applicable to all corporations, including Bancorp, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to ..014% times taxable net worth.

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

Item 2.     Description of Property.

      The following table sets forth certain information at September 30, 2002 regarding the properties on which the main office and each branch office of First Federal is located and other office properties owned by First Federal:


Location                        Owned or leased    Date acquired
--------                        ---------------    -------------

Main Office:
Fifth and Market Streets
Zanesville, Ohio 43701               Owned              1961

Branch Offices:
990 Military Road
Zanesville, Ohio 43701               Owned              1975

2810 Maysville Pike
South Zanesville, Ohio 43701         Owned              1994

55 East Main Street
Roseville, Ohio 43777                Owned              1990

639 Main Street
Coshocton, Ohio 43812                Owned              1982

220 East State Street
Newcomerstown, Ohio 43832            Owned              2002

Other Properties:
995 & 1003 Beverly Avenue
Zanesville, Ohio 43701               Owned              1994

132 Main Street
Newcomerstown, Ohio 43832            Owned              1984

      First Federal also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of First Federal's investment in office premises and equipment totaled $7.2 million at September 30, 2002. First Federal believes such properties are adequately insured. See Notes to Consolidated Financial Statements for additional information.

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


                            09/02     06/02     03/02      12/01      09/01      06/01      03/01      12/00
                            -----     -----     -----      -----      -----      -----      -----      -----

Dividend Declared           $0.05     $0.05     $0.05      $0.045     $0.045     $0.045     $0.045     $0.040

High Bid During Quarter      8.20      8.34      7.93       6.35       7.650      6.100      5.625      6.000

Low Bid During Quarter       6.42      6.73      6.00       5.65       5.570      5.100      4.750      4.688

Last Bid Of Quarter          7.88      7.20      7.790      6.00       6.000      5.665      5.250      5.310

      The foregoing quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Bancorp had 3,248,725 common shares outstanding and held of record by approximately 642 stockholders as of November 30, 2002. Bancorp's common shares are traded in The NASDAQ SmallCap Market under the symbol of FFBZ.

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

As of September 30, 2002, the following are compensation plans under which equity securities of Bancorp are authorized for issuance:


-------------------------------------------------------------------------------------------------------------------
Plan category                    Number of securities    Weighted-average        Number of securities remaining
                                 to be issued upon       exercise price of       available for future issuance
                                 exercise of             outstanding options,    under equity compensation plans
                                 outstanding options     warrants and rights     (excluding securities reflected in
                                 warrants and rights                             column (a))
                                 (a)                     (b)                     (c)
-------------------------------------------------------------------------------------------------------------------

Equity compensation plans
 approved by security holders           415,656                  $5.44                         317,129
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
 not approved by security
 holders                                      0                      0                               0
-------------------------------------------------------------------------------------------------------------------

Total                                   415,656                  $5.44                         317,129
-------------------------------------------------------------------------------------------------------------------

Item 6.     Management's Discussion and Analysis or Plan of Operations.

General

      First Federal is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in loans secured by one-to-four family residential real estate located primarily in eastern Ohio. First Federal also originates consumer loans, primarily direct and indirect loans for the purchase of automobiles. In addition, First Federal originates loans secured by multifamily real estate (over four units) and nonresidential real estate, other types of consumer loans, including home equity and home improvement loans, secured and unsecured lines-of-credit, and commercial loans. First Federal also invests in U.S. government and agency obligations, interest-bearing deposits in other banks, mortgage-backed securities and other investments permitted by applicable law.

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

      2. Management's belief that deposits will increase during fiscal year 2003;

      3. Management's anticipation that loan demand will remain stable, but that the mortgage loan portfolio may decrease if lower interest rates make adjustable mortgages, which are held in portfolio rather than being sold, less attractive;

      4. Management's anticipation that advances from the FHLB will decrease as savings increase during fiscal year 2003.

      5. Management's anticipation that adjustable-rate loans will reprice lower in fiscal year 2003 if interest rates remain relatively stable or decrease;

      6. Legislative changes with respect to the activities of financial institutions; and

      7. Management's expectation that the amount of its consumer loans will remain stable.

Selected Consolidated Financial Data

      The following table sets forth certain information concerning the consolidated financial condition and results of operations of First Federal as of and for the periods indicated:


Selected financial information                        At or for the year ended September 30,
and other data                            -------------------------------------------------------------
                                             2002         2001         2000         1999         1998
                                             ----         ----         ----         ----         ----
                                                 (Dollars in thousands except for per share data)

Total amount of:
  Assets                                   $226,451     $234,769     $236,877     $209,860     $213,502
  Mortgage-backed securities                    416          614          739          969        1,256
  Loans receivable - net                    195,525      203,404      207,049      178,949      169,623
  Federal funds sold and
   other short-term investments               1,500        1,500            0           25       13,375
  Interest-bearing deposits in other
   financial institutions                       698          996        1,386        2,497            0
  Investment securities and FHLB stock       14,286       14,535       14,711       13,496       15,629
  Deposits                                  157,688      146,251      158,720      145,120      147,689
  Borrowed funds                             45,719       66,796       58,205       45,568       47,996
  Stockholders' equity                       21,294       19,976       18,118       17,652       16,500
Number of:
  Real estate loans outstanding               2,551        2,619        2,634        2,713        2,833
  Consumer loans outstanding                  6,537        7,536        7,836        6,769        6,485
  Deposit accounts                           16,969       17,784       18,898       19,786       21,085
  Full service offices                            6            6            6            6            6

Summary of operations                        2002         2001         2000         1999         1998
                                             ----         ----         ----         ----         ----

  Total interest income                    $ 15,832     $ 18,480     $ 16,992     $ 15,639     $ 16,027
  Total interest expense                      7,031       10,303        9,787        8,662        9,139
                                           ------------------------------------------------------------
  Net interest income                         8,801        8,177        7,205        6,977        6,888
  Provision for loan losses                     357           83          161          182          681
                                           ------------------------------------------------------------
  Net interest income after
   provision for loan losses                  8,444        8,094        7,044        6,795        6,207
  Noninterest income                          1,395        1,586        1,068          974          997
  Noninterest expense                         6,957        5,974        5,581        5,515        5,216
                                           ------------------------------------------------------------

  Income before federal income tax            2,882        3,706        2,531        2,254        1,988
  Provision for federal income taxes          1,015        1,301          914          746          659
                                           ------------------------------------------------------------
  Net income                                  1,867        2,405     $  1,617     $  1,508     $  1,329
                                           ============================================================

  Basic earnings per share                 $    .58     $    .77     $    .51     $   .47      $    .42
                                           ============================================================

  Diluted earnings per share               $    .56     $    .73     $    .48     $   .44      $    .38
                                           ============================================================

  Cash dividend declared per share         $  0.195     $   .175     $   0.16     $   0.16     $   0.14
  Weighted average common and
   common equivalent shares
    Basic                                 3,205,099    3,118,269    3,168,193    3,176,462    3,150,532
    Diluted                               3,357,180    3,305,508    3,377,400    3,395,617    3,505,014


                                                              At or for the
                                                         year ended September 30,
                                           ----------------------------------------------------
Key Operating Ratios                        2002       2001       2000        1999       1998
                                            ----       ----       ----        ----       ----

Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and all
 interest-bearing liabilities) at end
 of period                                   3.87%      3.51%      3.21%       3.29%      3.21%
Average interest rate spread                 3.83       3.43       3.18        3.35       3.46
Net interest yield (net interest
 income divided by average interest-
 earning assets)                             4.10       3.72       3.42        3.53       3.58
Return on stockholders' equity (1)           8.95      12.73       9.03        8.83       8.23
Return on assets (2)                          .81       1.03        .72         .71        .64
Average interest-earning assets to
 average interest-bearing liabilities      108.29     106.13     105.10      104.37     102.42
Stockholders' equity to total assets at
 end of period                               9.40       8.51       7.65        8.41       7.73
Average stockholders' equity to
 average total assets                        9.09       8.12       7.99        8.05       7.72
Dividend payout                             33.72      22.70      31.37       34.04      33.33
Nonperforming assets ratio (total
 nonperforming assets divided by
 total assets) at end of period (3)           .19        .27        .02         .11        .29
Loan loss allowance to net
 loans outstanding at end of period           .86        .79        .88        1.01       1.20

--------------------
<F1>  Net income divided by average stockholders' equity.
<F2>  Net income divided by average total assets.
<F3>  Nonperforming assets consist of nonaccruing loans, accruing loans which are past due 90 days or more, real estate owned and property held for future sale.

Financial Condition Data

      Total assets of First Federal decreased to $226.5 million at September 30, 2002, from $234.8 million at September 30, 2001. The decrease in assets is the result of a decrease in net loans receivable of $7.9 million, or 3.88%, from $203.4 million at September 30, 2001, to $195.5 million at September 30, 2002. The decrease in loans receivable was comprised of a decrease in residential real estate loans of $10.4 million, a $3.9 million decrease in consumer automobile loans, a decrease of $1.6 million in other consumer loans, $5.3 million increase in non-residential real estate loans, and a $2.7 million increase in home equity loans. The decrease in residential loans was due to the sale of fixed rate loans in the secondary market. The decrease in consumer auto loans was due to a decreased volume in loans originated.

      Investment securities exclusive of mortgage backed securities, decreased $466,000 and interest-bearing deposits in other financial institutions decreased $298,000. First Federal still retained the level of securities necessary for liquidity. See "Liquidity and Capital Resources." Accrued interest receivable remained stable at $1.3 million at September 30, 2002. FHLB stock increased $217,200.

      The allowance for loan losses increased from $1,605,000 at September 30, 2001, to $1,688,000 at September 30, 2002. Management slightly increased the allowance for loan losses as a result of the composition of delinquencies. Specific valuation on consumer car loans was increased $106,000 due to the collateral value being less than the balance owed on the loans. Delinquencies also decreased to $1.7 million at September 30, 2002 from $2.7 million at September 30, 2001. Real estate loans comprised $911,000 of the September 30, 2002 balance compared to $1.5 million at September 2001. The real estate collateral exceeded the balances on the loans, so additional allowances for the loss were not needed. Total nonaccrual loans and accruing loans that are 90 days past due decreased from $634,000 to $424,000. First Federal reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. See Exhibit 99.2 in Form 10-KSB , "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

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

      Deposits increased by $11.4 million, or 7.79%, from $146.3 million at September 30, 2001, to $157.7 million at September 30, 2002. The increase is primarily due to the increase in money market checking accounts at September 30, 2002. Because customers' uncertainty continues in regards to future interest rates and the stock market, the Savings Bank has experienced increased growth in various checking products. As the uncertainty of future interest rates and the stock market becomes more clear, it is unknown what impact that will have on the Bank's short-term deposits. The balance of certificates of deposit decreased $5.4 million to $81.0 million at September 30, 2002, from $86.4 million at September 30, 2001. At September 30, 2002, FHLB advances totaled $45.7 million, a decrease of $21.1 million from the $66.8 million of advances outstanding at September 30, 2001. Management believes that deposits will increase during fiscal year 2003 and that it will not be necessary to fund the anticipated steady loan demand with further advances from the FHLB. No assurance can be provided, however, that deposits will increase and that loan demand will remain steady. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

      Stockholders' equity was $21.3 million, or 9.40% of total assets, at September 30, 2002, compared to $20.0 million, or 8.51% of total assets, at September 30, 2001. The increase was attributable to $1.9 million in net income for the 2002 fiscal year and proceeds from exercised options of $393,000, less $629,000 in dividends declared and paid and $312,000 used to purchase 44,726 shares of Bancorp.

Comparison of the Years Ended
September 30, 2002 and 2001

      Bancorp reported net income for the 2002 fiscal year of approximately $1.9 million, compared to $2.4 million in fiscal year 2001. The most significant changes from 2001 to 2002 were the $623,000 increase in net interest income and the $274,000 increase in the provision for loan losses, a $191,000 decrease in noninterest income, an increase of $983,000 in noninterest expense and a decrease of $286,000 in federal income tax expense.

      Net interest income increased by $623,000 in fiscal year 2002 compared to fiscal year 2001. Interest income decreased $2.6 million during fiscal year 2002 from $18.5 million during fiscal year 2001. This decrease was a result of the average mortgage loan balance in 2002 being lower than the average mortgage loan balance in 2001. Loan originations are affected by loan demand, which in turn is affected by interest rates offered, general economic conditions and the availability of funds for lending activities. With the low rates, many loan customers have chosen fixed-rate loans over adjustable-rate loans. This has resulted in selling more loans in the secondary market instead of keeping the loans in First Federal's portfolio. If interest rates remain low and First Federal continues to sell the fixed-rate loans, interest income will be reduced, as will the outstanding portfolio. If interest rates remain relatively stable or decrease during fiscal year 2003, the adjustable-rate mortgage loan portfolio will reprice at lower rates, due to the lower interest rates. No assurance can be provided, however, that interest rates will remain stable or decrease. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of First Federal. Interest expense for fiscal year 2002 decreased $3.3 million from $10.3 million during fiscal year 2001. Included in interest expense for 2002 is approximately $2.8 million of interest on borrowed funds. The decrease in interest expense on borrowed funds is the result of decreased FHLB interest rates on the advances and decreased average balances of borrowed funds as the funds from increased savings were utilized to pay down the advances. The decrease in interest expense on deposits is the result of lower interest rates on deposits and a shift from higher rate certificates of deposit to lower rate demand accounts.

      First Federal's average interest rate spread increased from 3.43% in fiscal 2001 to 3.83% in fiscal 2002 because the average rate First Federal is earning on interest-earning assets increased more than the average rate First Federal is paying on interest-bearing liabilities.

      The provision for loan losses was $357,000 in the 2002 fiscal year, an increase of $274,000 from the 2001 fiscal year. Consumer delinquencies provision increased $106,000 due to the reduced collateral value compared to the loan balance on delinquent loans. During fiscal 2001 the savings bank recovered $149,000 on a previously accrued allowance on a loan that paid off. This did not occur in fiscal 2002. Total delinquencies were $1.7 million at September 30, 2002, of which $759,000 were on consumer loans, and $2.7 million at September 30, 2001, of which $1.2 million were on consumer loans. Total nonaccrual loans and accruing loans that are 90 days past due decreased to $424,000 from $634,000.

      Noninterest income decreased for fiscal 2002 by $191,000 from fiscal 2001. This is a result of a decrease of $248,000 in gain on loans sold due to the impairment of mortgage servicing rights as interest rates have declined, and a decrease in other income of $109,000, partially offset by an increase of $166,000 in service charges on deposit accounts.

      Noninterest expenses increased by $983,000 from fiscal 2001 to fiscal 2002. The increase is largely attributable to a $514,000 increase in salaries and benefits, due in part to the cost of the First Federal Savings Bank of Eastern Ohio Defined Benefit Pension Plan (the "Pension Plan") of $107,000 and costs to terminate the Pension Plan. The Board of Directors of First Federal terminated the Pension Plan effective December 31, 2002. All Pension Plan participants actively employed on the termination date will be 100% vested in their accrued benefit as of that date. First Federal booked a $155,000 curtailment loss and reversed $159,000 in prepaid retirement expenses. The Board of Directors of First Federal also expects to adopt a defined contribution plan qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended, to replace the Pension Plan. Although the directors expect that the defined contribution plan will include some employer contributions, the details of that plan have not been finalized. Salaries and benefits also increased due to increased medical plan costs and normal pay increases totaling $99,000. Data processing costs increased $165,000, which resulted from $200,000 in expenses related to the conversion to the new core processor in the first quarter of the fiscal year 2002. Occupancy expense decreased $10,000 due to a decrease in furniture and fixture expense. Advertising increased $96,000 due to additional marketing utilized as competitors in our market areas changed. Other operating expenses increased $200,000 due to $51,000 increased costs for courier, postage, telephone and savings accounts, expenses increased $17,000 for training and travel due to the conversion to a new core processor, increased write-off of equipment no longer utilized after the conversion of $48,000, increased costs of $15,000 to operate the ATM's and $16,000 of increased miscellaneous losses on checking accounts.

      The federal income tax provision decreased by $286,000 from fiscal 2001 to fiscal 2002. The effective tax rate for fiscal year 2002 was 35.20% and 35.10% for 2001.

Comparison of the Years Ended
September 30, 2001 and 2000

      Bancorp reported net income for the 2001 fiscal year of approximately $2.4 million, compared to $1.6 million in fiscal year 2000. The most significant changes from 2000 to 2001 were the increase in net interest income of $971,000 and the decrease in the provision for loan losses of $77,000, an increase in noninterest income of $518,000, an increase in noninterest expense of $392,000 and an increase in federal income tax expense of $387,000.

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

Asset and Liability Management

      First Federal's Board of Directors has formulated an asset and liability management policy designed to accomplish First Federal's principal financial objective of enhancing long-term profitability while reducing its interest rate risk. The principal elements of such policy are to: (i) originate long-term, fixed-rate mortgage loans primarily for sale; (ii) emphasize the origination of adjustable-rate loans; (iii) originate high quality, short-term consumer loans; (iv) maintain excess liquidity in relatively short-term, interest-bearing instruments; and (v) lengthen the maturity of its liabilities by seeking longer-term deposits. First Federal's asset and liability management policy is designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturity or repricing dates of its interest-earning assets and interest-bearing liabilities.

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

      In recent years, First Federal has stressed short-term consumer lending, primarily the origination of automobile loans. In fiscal year 2002, the automobile loans decreased to $41.3 million from $45.2 million in fiscal year 2001. First Federal intends to continue to maintain consumer loans at current levels or increase such amounts, depending upon the demand for such loans. Consumer loans may decrease, however, due to decreased demand or increased competition.

      First Federal's interest rate spread is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time, because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset value to changes in interest rates. The management and Board of Directors of First Federal carefully manage First Federal's exposure to interest rate risk in a manner designed to maintain the projected four-quarter percentage change in net interest income and the projected change in the market value of portfolio equity within the limits established by the Board of Directors assuming a permanent and instantaneous parallel shift in interest rates. The Board has established parameters for the maximum absolute change in market value of portfolio equity at + 200 basis points at (40)% and at -100 basis points at
(30)%. First Federal's projected change in the market value of its portfolio is 6% and (3)% at September 30, 2002.

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

      The OTS requires savings associations to maintain a sufficient level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which First Federal may rely if necessary to fund deposit withdrawals and other short-term funding needs. The liquidity of First Federal, defined as adjusted liquid assets divided by deposits minus jumbo certificates due in one year or less, was 6.86% at September 30, 2002 and 7.43% at September 30, 2001. Liquidity management is both a daily and long-term responsibility of management. First Federal adjusts its investments in cash and cash equivalents based upon management's assessment of (i) expected loan demand, (ii) projected mortgage-backed and investment security maturities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in federal funds sold, mortgage-backed securities, interest-bearing deposits and floating-rate corporate debt securities. If First Federal requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Cincinnati and collateral eligible for reverse repurchase agreements.

      At September 30, 2002, First Federal had outstanding commitments to originate loans of $18.4 million, (a significant portion of which normally remains unfunded) and $0 in commitments to sell loans. There were no commitments to purchase loans at such date. Certificates of deposit scheduled to mature in one year or less at September 30, 2002, totaled $55.1 million.

Management believes that a significant portion of the amounts maturing during 2003 will remain on deposit with First Federal because they are mostly from within First Federal's primary market area and are not negotiated rate deposits. Deposits may not remain, however, due to changes in the economy, changes in interest rates that may make alternative investments more attractive, or increased competition among financial institutions.

      During the fiscal year ended September 30, 2002, cash provided by operating activities, overnight deposits, mortgage-backed securities repayments, and loan repayments were used to fund deposit maturities and withdrawals, repay borrowings, and loan originations.

      First Federal's liquidity is a product of its operating, investing and financing activities. These activities for the periods presented are summarized in the following table:


                                                       Year ended September 30,
                                                      2002       2001        2000
                                                      ----       ----        ----
                                                            (In thousands)

Net cash provided by operating activities           $ 4,038     $1,661     $ 2,405

Net cash provided (used) in investing                 5,943      4,533     (28,017)

Net cash provided (used) by financing activities    (10,253)    (4,535)     25,069
                                                    ------------------------------

(Decrease) Increase in cash and cash equivalents       (272)     1,659        (543)

Cash and cash equivalents at beginning of year        6,496      4,837       5,380
                                                    ------------------------------

Cash and cash equivalents at end of year            $ 6,224     $6,496     $ 4,837
                                                    ==============================

      First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 2002.


                                                Percent
                                  Amount       of assets
                                  ------       ---------
                                  (Dollars in thousands)

Tangible capital                  $17,917         7.85%
Tangible capital requirement        3,422         1.50
                                  --------------------
  Excess                          $14,495         6.35%
                                  ====================
Core capital                      $17,917         7.85%
Core capital requirement(1)         9,125         4.00
                                  --------------------
  Excess                          $ 8,792         3.85%
                                  ====================
Total risk-based capital          $19,268        11.50%
Risk-based capital requirement     13,403         8.00
                                  --------------------
  Excess                          $ 5,865         3.50%
                                  ====================

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement is effective beginning July 1, 2002. The effect of this Statement on the financial position and results of operations of the Company is not material.

      The FASB also recently issued SFAS No. 145 and SFAS No. 146. SFAS 145 covers debt extinguishments and leases, and made some minor technical corrections. Gains and losses on extinguishments of debt, always treated as an extraordinary item under a previous standard, will no longer be considered extraordinary, except under very limited conditions. If a capital lease is modified to an operating, it will be treated as a sale-leaseback instead of a new lease. SFAS No. 146 covers accounting for costs associated with exit or disposal activities, such as lease termination costs or employee severance costs. The Statement replaces Emerging Issues Task Force
(EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It requires these costs to be recognized when they are incurred rather than at date of commitment to an exit or disposal plan. The Company does not expect the effect of adoption of these Standards to be material.

Item 7.     Financial Statements.

                         First Federal Bancorp, Inc.

          Accountants' Report and Consolidated Financial Statements

                         September 30, 2002 and 2001

Contents

  Independent Accountants' Report               35

  Consolidated Financial Statements
    Balance Sheets                              35
    Statements of Income                        36
    Statements of Stockholders' Equity          37
    Statements of Cash Flows                    38
    Notes to Financial Statements               39

                       Independent Accountants' Report


To the Stockholders and
Board of Directors
First Federal Bancorp, Inc.
Zanesville, Ohio


We have audited the accompanying consolidated balance sheets of First Federal Bancorp, Inc. and subsidiary as of September 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of First Federal Bancorp, Inc. and subsidiary as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ BKD, LLP

Cincinnati, Ohio
October 23, 2002

                         First Federal Bancorp, Inc.
                         Consolidated Balance Sheets
                         September 30, 2002 and 2001



                                                                        2002             2001
                                                                        ----             ----

Assets
  Cash and due from banks                                           $  4,723,753     $  4,996,134
  Interest-bearing deposits with banks                                 1,500,000        1,500,000
                                                                    -----------------------------
      Cash and cash equivalents                                        6,223,753        6,496,134

  Interest-bearing deposits                                              698,000          996,000
  Held-to-maturity securities                                         10,110,104       10,774,966
  Loans, net of allowance for loan losses of $1,688,000
   and $1,605,000 in 2002 and 2001, respectively                     195,525,552      203,403,831
  Premises and equipment                                               7,163,805        6,369,719
  Federal Home Loan Bank stock                                         4,591,300        4,374,100
  Interest receivable                                                  1,265,491        1,342,548
  Other                                                                  873,305        1,011,679
                                                                    -----------------------------
      Total assets                                                  $226,451,310     $234,768,977
                                                                    =============================

Liabilities and Stockholders' Equity

                                                                        2002             2001
                                                                        ----             ----
Liabilities
  Deposits                                                          $157,687,991     $146,250,668
  Short-term borrowings                                                2,778,000       28,840,000
  Long-term debt                                                      42,941,048       37,956,039
  Accrued interest payable                                               347,682          522,966
  Other liabilities                                                    1,402,318        1,223,360
                                                                    -----------------------------
      Total liabilities                                              205,157,039      214,793,033
                                                                    -----------------------------

Stockholders' Equity
  Preferred stock, $100 par value
   Authorized-1,000,000 shares, no shares issued and outstanding
   Class A common, no par value
   Authorized-9,000,000 shares;
   Issued-3,303,400 shares
   Outstanding 2002 - 3,263,165 shares, 2001 - 3,124,941 shares        3,823,153        3,743,514
  Retained earnings                                                   17,751,308       17,170,780
  Treasury stock, at cost
   Common; 2002 - 40,235 shares, 2001 - 178,459 shares                  (280,190)        (938,350)
                                                                    -----------------------------
      Total stockholders' equity                                      21,294,271       19,975,944
                                                                    -----------------------------
      Total liabilities and stockholders' equity                    $226,451,310     $234,768,977
                                                                    =============================

               See Notes to Consolidated Financial Statements

                         First Federal Bancorp, Inc.
                      Consolidated Statements of Income
                Years Ended September 30, 2002, 2001 and 2000


                                                           2002           2001           2000
                                                           ----           ----           ----

Interest Income
  Loans                                                $15,130,146    $17,401,401    $15,953,381
  Held-to-maturity securities                              652,981        981,976        967,478
  Deposits with banks                                       48,895         97,067         71,541
                                                       -----------------------------------------
      Total interest income                             15,832,022     18,480,444     16,992,400
                                                       -----------------------------------------

Interest Expense
  Deposits                                               4,254,890      7,129,857      6,212,303
  Borrowings                                             2,776,521      3,173,430      3,574,233
                                                       -----------------------------------------
      Total interest expense                             7,031,411     10,303,287      9,786,536
                                                       -----------------------------------------

Net Interest Income                                      8,800,611      8,177,157      7,205,864

Provision for Loan Losses                                  357,279         83,442        160,874
                                                       -----------------------------------------

Net Interest Income After Provision for Loan Losses      8,443,332      8,093,715      7,044,990
                                                       -----------------------------------------

Noninterest Income
  Service charges on deposit accounts                      547,407        381,951        401,775
  Sale of mortgage loans                                   237,061        484,883         13,326
  Other                                                    610,640        719,434        652,806
                                                       -----------------------------------------
      Total noninterest income                           1,395,108      1,586,268      1,067,907
                                                       -----------------------------------------

Noninterest Expense
  Salaries and employee benefits                         3,258,853      2,744,863      2,414,641
  Occupancy and equipment expense                          915,282        925,635        941,796
  Data processing fees                                     794,627        629,557        530,145
  Deposit insurance premium                                 87,235         89,444         98,373
  Advertising                                              373,141        277,032        293,302
  Ohio Franchise taxes                                     237,778        217,508        211,648
  Other                                                  1,289,805      1,089,452      1,091,535
                                                       -----------------------------------------
      Total noninterest expense                          6,956,721      5,973,491      5,581,440
                                                       -----------------------------------------

Income Before Income Taxes                               2,881,719      3,706,492      2,531,457

Provision for Income Taxes                               1,015,008      1,301,002        914,316
                                                       -----------------------------------------

Net Income                                             $ 1,866,711    $ 2,405,490    $ 1,617,141
                                                       =========================================

Basic Earnings Per Share                               $       .58    $       .77    $       .51
                                                       =========================================

Diluted Earnings Per Share                             $       .56    $       .73    $       .48
                                                       =========================================

               See Notes to Consolidated Financial Statements

                         First Federal Bancorp, Inc.
               Consolidated Statements of Stockholders' Equity
                Years Ended September 30, 2002, 2001 and 2000


                                                       Common        Retained      Treasury
                                                        Stock        Earnings        Stock         Total
                                                     ------------------------------------------------------

Balance, October 1, 1999                             $3,736,076    $14,268,057    $(351,865)    $17,652,268
  Net income                                                  -      1,617,141            -       1,617,141
  Dividends on common stock, $.16 per share                   -       (505,215)           -        (505,215)
  Purchase of treasury stock                                  -              -     (667,938)       (667,938)
  Sale of treasury stock from exercise of options             -        (34,856)      56,294          21,438
                                                     ------------------------------------------------------

Balance, September 30, 2000                           3,736,076     15,345,127     (963,509)     18,117,694
  Net income                                                  -      2,405,490            -       2,405,490
  Dividends on common stock, $.175 per share                  -       (546,078)           -        (546,078)
  Purchase of treasury stock                                  -              -      (29,375)        (29,375)
  Sale of treasury stock from exercise of options         7,438        (33,759)      54,534          28,213
                                                     ------------------------------------------------------

Balance, September 30, 2001                           3,743,514     17,170,780     (938,350)     19,975,944
  Net income                                                  -      1,866,711            -       1,866,711
  Dividends on common stock, $.195 per share                  -       (629,487)           -        (629,487)
  Purchase of treasury stock                                  -              -     (312,076)       (312,076)
  Sale of treasury stock from exercise of options             -       (656,696)     970,236         313,540
  Tax benefit of stock options                           79,639              -            -          79,639
                                                     ------------------------------------------------------
Balance, September 30, 2002                          $3,823,153    $17,751,308    $(280,190)    $21,294,271
                                                     ======================================================

               See Notes to Consolidated Financial Statements

                         First Federal Bancorp, Inc.
                      Consolidated Statements of Income
                Years Ended September 30, 2002, 2001 and 2000


                                                          2002             2001             2000
                                                      ----------------------------------------------

Operating Activities
  Net income                                          $  1,866,711     $  2,405,490     $  1,617,141
  Items not requiring (providing) cash
    Depreciation and amortization                          592,152          590,773          596,297
    Provision for loan losses                              357,279           83,442          160,874
    Amortization of premiums and discounts
     on securities                                         188,660          (67,121)        (137,520)
    Deferred income taxes                                  (39,050)         212,000           45,000
    FHLB stock dividend                                   (217,200)        (302,900)        (281,100)
  Changes in
    Mortgage loans held for sale                           693,796         (693,796)          11,902
    Other assets and other liabilities                     595,953         (566,905)         392,566
                                                      ----------------------------------------------
      Net cash provided by operating activities          4,038,301        1,660,983        2,405,160
                                                      ----------------------------------------------

Investing Activities
  Net change in interest-bearing deposits                  298,000          390,000        1,111,030
  Net (originations) collections of loans                6,045,773        3,670,174      (28,712,889)
  Purchase of premises and equipment                    (1,386,238)        (462,046)        (115,950)
  Purchases of held-to-maturity securities              (5,726,002)     (27,759,321)     (14,967,016)
  Proceeds from maturities of
   held-to-maturity securities                           6,204,204       28,429,404       14,401,464
  Proceeds from sales and payments received on
   real estate owned and repossessed assets                507,111          264,905          266,125
                                                      ----------------------------------------------

      Net cash provided by (used in)
       investing activities                              5,942,848        4,533,116      (28,017,236)
                                                      ----------------------------------------------

Financing Activities
  Net increase (decrease) in deposits                   11,437,323      (12,469,451)      13,600,023
  Net increase (decrease) in short-term borrowings     (26,062,000)        (395,000)      19,650,000
  Proceeds from issuance of long-term debt              11,000,000       20,000,000                -
  Repayment of long-term debt                           (6,014,991)     (11,014,121)      (7,013,300)
  Proceeds from exercise of options                        313,540           28,213           21,438
  Dividends paid                                          (629,487)        (546,078)        (505,215)
  Purchase of stock                                       (312,076)         (29,375)        (667,938)
  Net increases in advances from borrowers
   for taxes and insurance                                  14,161         (109,555)         (15,763)
                                                      ----------------------------------------------

      Net cash provided by (used in)
       financing activities                            (10,253,530)      (4,535,367)      25,069,245
                                                      ----------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents          (272,381)       1,658,732         (542,831)

Cash and Cash Equivalents, Beginning of Year             6,496,134        4,837,402        5,380,233
                                                      ----------------------------------------------

Cash and Cash Equivalents, End of Year                $  6,223,753     $  6,496,134     $  4,837,402
                                                      ==============================================

Supplemental Cash Flows Information
  Real estate acquired in settlement of loans         $    779,431     $    584,856     $    440,808
  Interest paid                                          7,206,695       10,406,264        9,617,382
  Income taxes paid (net of refunds)                     1,006,970        1,219,289          765,000

               See Notes to Consolidated Financial Statements

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

Note 1:  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

First Federal Bancorp, Inc. (Company) is a unitary savings and loan holding company whose principal activity is the ownership and management of First Federal Savings Bank of Eastern Ohio (Bank). The Bank operates under a federal thrift charter and provides full banking services in a single significant business segment. As a federally-chartered thrift, the Bank is subject to regulation by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation.

The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in east central Ohio. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Cash Equivalents

The Bank considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2002 and 2001, cash equivalents consisted of interest-bearing demand deposits.

Securities

Available-for-sale securities, which include any security for which the Bank has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity.

Held-to-maturity securities, which include any security for which the Bank has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Mortgage Servicing Rights

Mortgage servicing rights on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Treasury Stock

Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

Stock Options

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for and will continue to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

Income Taxes

Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiary.

Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares and potential common shares outstanding during each year.

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

Note 2:  Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at September 30, 2002, was $852,000.

Note 3:  Investments

Held-to-Maturity Securities

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:


                                                      2002
                                             Gross         Gross
                              Amortized    Unrealized    Unrealized    Approximate
                                 Cost        Gains        (Losses)     Fair Value
                              ----------------------------------------------------

U.S. government agencies       $ 9,613        $111          $  -         $ 9,724
Mortgage-backed securities         415          15             -             430
Other securities                    82           -             -              82
                               -------------------------------------------------
                               $10,110        $126          $  0         $10,236
                               =================================================


                                                      2001
                                             Gross         Gross
                              Amortized    Unrealized    Unrealized    Approximate
                                 Cost        Gains        (Losses)     Fair Value
                              ----------------------------------------------------

U.S. government agencies       $10,053        $132          $  -         $10,185
Mortgage-backed securities         614          15            (1)            628
Other securities                   108           -             -             108
                               -------------------------------------------------
                               $10,775        $147          $ (1)        $10,921
                               =================================================

Maturities of held-to-maturity debt investments at September 30, 2002:


                                  Amortized    Approximate
                                     Cost      Fair Value
                                  ---------    -----------

One year or less                   $ 7,554       $ 7,625
After one through five years         2,118         2,158
After five through ten years            23            23
Mortgage-backed securities not
 due on a single maturity date         415           430
                                   -------       -------
                                   $10,110       $10,236
                                   =======       =======

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $5,690,000 at September 30, 2002, and $7,005,000 at September 30, 2001. The approximate fair value of pledged securities amounted to $5,829,000 at September 30, 2002, and $7,101,000 at September 30, 2001.

Note 4:  Loans and Allowance for Loan Losses

Categories of loans at September 30, 2002 and 2001, include:


                                                2002         2001
                                              ---------------------


Real estate loans
  Secured by one-to-four-family residences    $ 87,369     $ 96,377
  Secured by multi-family                        9,410        9,719
  Nonresidential                                21,495       16,159
  Construction loans                             7,633        9,032

Consumer and other loans
  Automobile                                    41,269       45,213
  Home equity and second mortgage               25,413       25,838
  Commercial                                     7,105        6,805
  Other                                          1,661          240
                                              ---------------------
                                               201,355      209,383
Deferred loan costs                                497          460
Undisbursed portion of loans in process         (4,638)      (4,834)
Allowance for loan losses                       (1,688)      (1,605)
                                              ---------------------
                                              $195,526     $203,404
                                              =====================

Activity in the allowance for loan losses was as follows:


                                 2002      2001      2000
                                --------------------------

Balance, beginning of year      $1,605    $1,828    $1,821
Provision charged to expense       357        83       161
Recoveries on loans                 38        27        43
Losses charged off                (312)     (333)     (197)
                                --------------------------
Balance, end of year            $1,688    $1,605    $1,828
                                ==========================

Note 5:  Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:


                                   2002        2001
                                 -------------------

Land and improvements            $   781     $   781
Buildings                          6,580       6,594
Equipment                          3,168       3,348
                                 -------------------
                                  10,529      10,723
Less accumulated depreciation     (4,377)     (4,353)
Construction in progress           1,012           -
                                 -------------------
Net premises and equipment       $ 7,164     $ 6,370
                                 ===================

Note 6:  Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $61,908,000 and $38,043,000 at September 30, 2002 and 2001, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in other liabilities, were approximately $234,000 and $130,000 at September 30, 2002 and 2001, respectively.

The aggregate fair value of capitalized mortgage servicing rights at September 30, 2002 and 2001 totaled $379,000 and $370,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.


                                       2002      2001
                                      ---------------

Mortgage Servicing Rights
  Balances, beginning of year         $ 370     $   -
  Servicing rights capitalized          325       385
  Amortization of servicing rights     (113)      (15)
                                      ---------------
                                        582       370
  Valuation allowance                  (203)        -
                                      ---------------
  Balances, end of year               $ 379     $ 370
                                      ===============

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

Activity in the valuation allowance for mortgage servicing rights was as follows:


                              2002      2001
                              --------------

Balance, beginning of year    $   -     $  -
Additions                      (203)       -
                              --------------
Balance, end of year           (203)       0
                              ==============

Mortgage servicing rights at September 30, 2000 and activity for capitalized mortgage servicing rights for 2000 are not material.

Note 7:  Deposits


                                                              2002        2001
                                                            --------------------

Demand deposits                                             $ 58,799    $ 39,683
Savings deposits                                              17,900      20,192
Certificates and other time deposits of $100,000 or more      19,951      19,735
Other certificates and time deposits                          61,038      66,641
                                                            --------------------
                                                            $157,688    $146,251
                                                            ====================

At September 30, 2002, the scheduled maturities of time deposits are as follows:


      2003                 $55,056
      2004                   9,392
      2005                  13,473
      2006                   1,571
      2007                   1,381
      Thereafter               116
                           -------
                           $80,989
                           =======

Note 8:  Short-Term Borrowings


                                                                        2002       2001
                                                                       -----------------

FHLB advances (2.15%)                                                  $2,778    $27,840
Notes payable (related parties)-6% due December 20, 2001, unsecured         -      1,000
                                                                       -----------------
                                                                       $2,778    $28,840
                                                                       =================

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

Note 9:  Long-Term Debt

Long-term debt consists solely of fixed-rate (4.57% to 6.90%) FHLB advances.

The FHLB advances are secured by first-mortgage loans totaling $57,149,000 and FHLB stock at September 30, 2002. Advances are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of long-term debt at September 30, 2002, are:


      2003                 $ 6,015
      2004                   6,015
      2005                  19,015
      2006                   1,015
      2007                   3,015
      Thereafter             7,866
                           -------
                           $42,941
                           =======

The Bank has a line of credit of $10,000,000 with FHLB. At September 30, 2002, $7,440,000 of the line of credit was used as a letter of credit to secure public deposits.

Note 10:  Income Taxes

The provision for income taxes includes these components:


                            2002       2001     2000
                           -------------------------

Taxes currently payable    $1,054     $1,089    $869
Deferred income taxes         (39)       212      45
                           -------------------------
Income tax expense         $1,015     $1,301    $914
                           =========================

A reconciliation of income tax expense at the statutory rate to the Bank's actual income tax expense is shown below:


                                       2002      2001     2000
                                      ------------------------

Computed at the statutory rate 34%    $  980    $1,260    $861
Increase resulting from
 Other                                    35        41      53
                                      ------------------------
Actual tax expense                    $1,015    $1,301    $914
                                      ========================

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                          2002        2001
                                        -------------------

Deferred tax assets
  Allowance for loan losses             $   462     $   380
  Accrued compensated absences               46          42
                                        -------------------
                                            508         422
                                        -------------------

Deferred tax liabilities
  Pension and employee benefit plans                    (51)
  Depreciation                             (146)       (123)
  FHLB stock dividends                     (761)       (688)
  Loan fees                                 (17)        (15)
  Mortgage servicing rights                (127)       (126)
  Other                                      (3)         (4)
                                        -------------------
                                         (1,054)     (1,007)
                                        -------------------
      Net deferred tax liability        $  (546)    $  (585)
                                        ===================

Retained earnings at September 30, 2002 and 2001, include approximately $1,615,000, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amount that would have been recorded if it were expected to reverse into taxable income in the foreseeable future was approximately $549,000.

Note 11:  Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2002, the most recent notification from Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)


                                                                                        To Be Well Capitalized
                                                                      For Capital       Under Prompt Corrective
                                                    Actual         Adequacy Purposes       Action Provisions
                                               Amount     Ratio    Amount      Ratio       Amount      Ratio
                                               --------------------------------------------------------------

As of September 30, 2002
Total Capital (to Risk-Weighted Assets)        $19,268    11.5%    $13,403     8.0%        $16,754     10.0%

Tier I Capital (to Risk-Weighted Assets)        17,917    10.7       6,702     4.0          10,052      6.0

Tier I Capital (to Adjusted Total Assets)       17,917     7.8       9,125     4.0          11,407      5.0

Tangible Capital (to Adjusted Total Assets)     17,917     7.8       3,422     1.5                     N/A

As of September 30, 2001
Total Capital (to Risk-Weighted Assets)        $19,336    12.6%    $12,261     8.0%        $15,326     10.0%

Tier I Capital (to Risk-Weighted Assets)        17,951    11.7       6,131     4.0           9,195      6.0

Tier I Capital (to Adjusted Total Assets)       17,951     7.7       9,335     4.0          11,669      5.0

Tangible Capital (to Adjusted Total Assets)     17,951     7.7       3,501     1.5                     N/A

Without prior regulatory approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At September 30, 2002, total stockholders' equity of the Bank was $18,044,000, of which approximately $2,059,000 was potentially available for distribution to the Company.

Note 12:  Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:


Balances, October 1, 2001             $1,079
New loans, including renewals            406
Payments, etc., including renewals      (305)
                                      ------
Balances, September 30, 2002          $1,180
                                      ======

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

Deposits from related parties held by the Bank at September 30, 2002 and 2001 totaled $1,557,000 and $792,000, respectively.

Note 13:  Employee Benefit Plans

The Company approved a defined contribution pension plan covering substantially all employees effective September 1, 2002. Employees may contribute up to the maximum amount determined by the IRS, with the Company matching 50% of the employee's contribution on the first 4% of the employee's compensation. Additionally, the Company will contribute 3% of the employee's compensation each pay period, and an additional 2% if the employee is employed on the last day of the Plan year. Employer contribution charged to expense for 2002 was $3,265.

The Company approved termination of the defined benefit pension plan, effective August 31, 2002. The Company's defined-benefit pension plan covers substantially all of its employees. The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:


                                                   2002       2001
                                                  -----------------

Change in benefit obligation
Benefit obligation at beginning of year           $1,612     $1,245
Service cost                                          98         73
Interest cost                                        114         58
Actuarial loss                                        53        249
Benefits paid                                         (9)       (13)
                                                  -----------------
Benefit obligation at end of year                  1,868      1,612
                                                  -----------------
Change in plan assets
Fair value of plan assets at beginning of year     1,511      1,270
Actual return on plan assets                          36         96
Employer contribution                                175        158
Benefits paid                                         (9)       (13)
                                                  -----------------
Fair value of plan assets at end of year           1,713      1,511
                                                  -----------------
Funded status                                       (155)      (101)
Unrecognized net actuarial loss                        -        241
Unrecognized transition liability                      -          9
                                                  -----------------
(Accrued) Prepaid benefit cost                    $ (155)    $  149
                                                  =================

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)


                                                 2002     2001    2000
                                                 ---------------------

Components of net periodic benefit cost
  Service cost                                   $ 98     $ 73    $ 56
  Interest cost                                   114       58      80
  Expected return on plan assets                  (61)     (96)      3
  Net amortization and deferral                   (29)      30     (64)
  Curtailment loss                                155        -       -
                                                 ---------------------

  Net periodic benefit cost                      $277     $ 65    $ 75
                                                 =====================

Assumptions used in the accounting were:
  Discount rate                                  5.50%    4.69%   7.72%
  Rate of increase in compensation               4.00%    4.00%   4.00%
  Expected long-term rate of return on assets    6.00%    5.00%   5.00%

Note 14:  Stock Option Plan

The Company has five stock option plans, three Incentive Stock Option Plans for Officers and Key Employees and two Stock Option Plans for Non-employee Directors, that were approved by the Board of Directors and were ratified by the Company's shareholders at the annual meetings in February 1993, February 1995 and February 1997. The number of options authorized under the plans for granting to officers and key employees is 464,540. In addition 287,624 options are authorized under the plans for granting to non-employee directors. Options expire 10 years after the date of grant and are issued at the market price of the Company's stock on the date of grant, therefore, no compensation expense was recognized. For the plans ratified in February 1993, eligible officers and directors are able to exercise options awarded to them one year after the grant date. For the other plans, eligible officers and directors are able to exercise options awarded to them immediately after the grant date.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:


                                              2002              2001           2000
                                         --------------------------------------------

Risk-free interest rates                 4.32% to 5.33%    5.00% to 5.50%      6.50%
Dividend yields                          2.75% to 3.40%         3.10%          2.91%
Volatility factors of expected market
 price of common stock                     19% to 20%       16.00% to 24%     27.00%
Weighted-average expected life
 of the options                             10 years          10 years       10 years

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:


                                              2002      2001      2000
                                             --------------------------

Net income                    As reported    $1,867    $2,405    $1,617
                              Pro forma       1,706     2,397     1,606
Basic earnings per share      As reported       .58       .77       .51
                              Pro forma         .53       .77       .51
Diluted earnings per share    As reported       .56       .73       .48
                              Pro forma         .51       .73       .48

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended September 30, 2002, 2001 and 2000.


                                            2002                     2001                     2000
                                    ---------------------    ---------------------    ---------------------
                                                Weighted-                Weighted-                Weighted-
                                                 Average                  Average                  Average
                                                Exercise                 Exercise                 Exercise
             Options                 Shares       Price       Shares       Price       Shares       Price
-----------------------------------------------------------------------------------------------------------

Outstanding, beginning of year       438,306      $3.52      444,826       $3.39      460,546       $3.72
Granted                              161,300       6.36       10,400        5.36        6,100        5.50
Exercised                           (182,950)      1.71      (16,620)       1.25      (17,150)       1.25
Forfeited/expired                     (1,000)      5.44         (300)       5.27       (4,670)       7.10
                                    --------                 -------                  -------
Outstanding, end of year             415,656       5.44      438,306        3.52      444,826        3.39
                                    ========                 =======                  =======
Options exercisable at year end      399,451       5.43      428,106        3.48      439,426        3.37
Weighted-average fair value of
 options granted during the year                   1.42                     1.39                     1.88

As of September 30, 2002, the options outstanding and exercisable are as follows:


                                  Outstanding               Exercisable
                            ------------------------    --------------------
                                         Weighted-
                                          Average                  Weighted-
                                         Remaining                  Average
                                        Contractual                Exercise
Range of Exercise Prices    Number     Life (Months)    Number       Price
----------------------------------------------------------------------------

    $1.25 to $2.50            800           16.80           800      $ 2.50
    $2.51 to $5.00          190,680         31.25       190,680        3.65
    $5.01 to $7.50          183,521        107.91       167,316        6.34
    $7.51 to $10.00          38,700         62.89        38,700        9.96
    $10.01 to $12.50          1,955         74.27         1,955       11.88
                            -------                     -------
                            415,656         68.22       399,451        5.43
                            =======                     =======

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

Note 15:  Earnings Per Share

Earnings per share (EPS) were computed as follows:


                                                         2002
                                                       Weighted-
                                                        Average      Per Share
                                             Income     Shares         Amount
                                             ---------------------------------

Net income                                   $1,867     3,205,099

Basic earnings per share
  Income available to common stockholders                              $.58
                                                                       ====

Effect of dilutive securities
  Stock options                                           152,081
                                                       ----------
Diluted earnings per share
  Income available to common stockholders
   and assumed conversions                   $1,867    $3,357,180      $.56
                                             ==============================

Options to purchase 100,446 shares of common stock at between $7.30 and $11.875 per share were outstanding at September 30, 2002, but were not included in the computation of diluted EPS because the options' exercise price were greater than the average market price of the common shares.


                                                         2001
                                                       Weighted-
                                                        Average      Per Share
                                             Income     Shares         Amount
                                             ---------------------------------

Net income                                   $2,405     3,118,269

Basic earnings per share
  Income available to common stockholders                              $.77
                                                                       ====

Effect of dilutive securities
  Stock options                                           187,239
                                                       ----------
Diluted earnings per share
  Income available to common stockholders
   and assumed conversions                   $2,405    $3,305,508      $.73
                                             ==============================

Options to purchase 42,746 shares of common stock at between $7.375 and $11.875 per share were outstanding at September 30, 2001, but were not included in the computation of diluted EPS because the options' exercise price were greater than the average market price of the common shares.


                                                         2000
                                                       Weighted-
                                                        Average      Per Share
                                             Income     Shares         Amount
                                             ---------------------------------

Net income                                   $1,617     3,168,193
Basic earnings per share
  Income available to common stockholders                              $.51
                                                                       ====

Effect of dilutive securities
  Stock options                                           209,207
                                                       ----------
Diluted earnings per share
  Income available to common stockholders
   and assumed conversions                   $1,617    $3,377,400      $.48
                                             ==============================

Note 16:  Disclosures about Fair Value of Financial Instruments

The following table presents estimated fair values of the Bank's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Bank does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.


                                                      2002                       2001
                                             Carrying                   Carrying
                                              Amount      Fair Value     Amount     Fair Value
                                             -------------------------------------------------

Financial assets
  Cash and cash equivalents                  $  6,224      $  6,224     $  6,496     $  6,496
  Interest-bearing deposits                       698           698          996          996
  Held-to-maturity securities                  10,110        10,236       10,775       10,921
  Loans, net of allowance for loan losses     195,526       209,843      203,404      212,319
  Interest receivable                           1,265         1,265        1,343        1,343
  Stock in FHLB                                 4,591         4,591        4,374        4,374

Financial liabilities
  Deposits                                    157,688       162,162      146,251      148,116
  Short-term borrowings                         2,778         2,778       28,840       28,840
  Long-term debt                               42,941        45,133       37,956       39,933
  Interest payable                                348           348          523          523

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)


The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents

For these short-term instruments, the carrying amount approximates fair value.

Interest-bearing Time Deposits

For these short-term instruments, the carrying amount approximates fair value.

Investment Securities

Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

FHLB Stock

The fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

Deposits

The fair value of demand deposits, savings accounts, NOW accounts, and certain money market deposits is the amount payable on demand at the reporting date, i.e., their carrying amount. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Short-term Borrowings

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Long-Term Borrowings

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Letters of Credit and Lines of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 17:  Commitments and Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, automobiles, income producing commercial real estate and residential real estate.

At September 30, 2002 and 2001, the Bank had outstanding commitments to originate loans aggregating approximately $2,148,000 and $1,846,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $1,269,000 and $1,304,000 at September 30, 2002 and 2001, respectively, with the remainder at floating market rates.

Total mortgage loans in the process of origination amounted to $4,620,000 and $4,334,000 at September 30, 2002 and 2001, respectively. Substantially all mortgage loans in the process of origination were commitments to originate variable rate loans.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At September 30, 2002, the Bank had granted unused lines of credit to borrowers aggregating approximately $1,297,000 and $14,462,000 for commercial lines and open-end consumers lines, respectively. At September 30, 2001, unused lines of credit to borrowers aggregated approximately $2,000 for commercial lines and $11,435,000 for open-end consumer lines.

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

Note 18:  Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                           Condensed Balance Sheet


                                                      2002       2001
                                                    ------------------

Assets
  Deposits with subsidiary                          $ 3,213    $   407
  Commercial loans                                      105      2,565
  Investment in common stock of subsidiary           18,044     18,123
  Other assets                                           14         54
                                                    ------------------
      Total assets                                  $21,376    $21,149
                                                    ==================

Liabilities
  Short-term borrowings                             $     -    $ 1,000
  Other liabilities                                      82        173
                                                    ------------------
                                                         82      1,173
                                                    ------------------
Stockholders' Equity                                 21,294     19,976
                                                    ------------------
      Total liabilities and stockholders' equity    $21,376    $21,149
                                                    ==================

                        Condensed Statement of Income


                                                               2002      2001      2000
                                                              --------------------------

Income
  Dividends from subsidiary                                   $2,000    $  950    $  750
  Interest income                                                 92       125       137
                                                              --------------------------
      Total income                                             2,092     1,075       887

Expenses
  Other expenses                                                 146       144       137
                                                              --------------------------

Income Before Equity in Undistributed Income of Subsidiary     1,946       931       750
Equity in Undistributed Income of Subsidiary                     (79)    1,474       867
                                                              --------------------------
Net Income                                                    $1,867    $2,405    $1,617
                                                              ==========================

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2002 and 2001
                     (Table Dollar Amounts in Thousands)

                      Condensed Statement of Cash Flows


                                                       2002      2001      2000
                                                      --------------------------

Operating Activities
  Net income                                          $1,867    $2,405    $1,617
  Equity in undistributed income of subsidiary            79    (1,474)     (867)
  Net change in other assets and liabilities              27         9        55
                                                      --------------------------
      Net cash provided by operating activities        1,973       940       805
                                                      --------------------------

Investing Activities
  Net change in loans                                  2,460    (1,269)     (503)
                                                      --------------------------
  Net cash provided (used) by investing activities     2,460    (1,269)     (503)
                                                      --------------------------

Financing Activities
  Proceeds (repayment) from borrowing                 (1,000)    1,000         -
  Proceeds from exercise of options                      314        28        22
  Purchase of treasury stock                            (312)      (29)     (668)
  Dividends paid                                        (629)     (546)     (505)
                                                      --------------------------
      Net cash used by financing activities           (1,627)      453    (1,151)
                                                      --------------------------

Net Change in Cash and Cash Equivalents                2,806       124      (849)
Cash and Cash Equivalents at Beginning of Year           407       283     1,132
                                                      --------------------------
Cash and Cash Equivalents at End of Year              $3,213    $  407    $  283
                                                      ==========================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information contained in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of First Federal Bancorp, Inc. (the "Proxy Statement"), under the captions "Proposal One: Election of Directors" and "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

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

Item 13.    Exhibits and Reports on Form 8-K.

      (a)   Exhibits
            Item 3. Articles of Incorporation, Amendment to Articles of Incorporation, Code of Regulations, and Amendment to Code of Regulations.
            Item 10.    Material contracts.
                        First Federal Bancorp, Inc. 1992 Stock Option Plan
                         for Officers and Key Employees
                        First Federal Bancorp, Inc. 1992 Stock Option Plan
                         for Non-Employee Directors
                        First Federal Bancorp, Inc. 1994 Stock Option Plan
                         for Officers and Key Employees
                        First Federal Bancorp, Inc. 1994 Stock Option Plan
                         for Non-Employee Directors
                        First Federal Bancorp, Inc. 1997 Performance Stock
                         Option Plan for Senior Executive Officers and Outside Directors
                        First Federal Bancorp, Inc. 2002 Stock Option and
                         Incentive Plan
                        Employment Agreement - J. William Plummer
                        Employment Agreement - Connie Ayres LaPlante
                        Indemnification Agreements
            Item 21.    Subsidiaries of the Registrant.
            Item 23     Consent of Auditor - BKD LLP
            Item 99     Report of Independent Auditors
            Item 99.1   Proxy Statement
            Item 99.2 Safe Harbor Under the Private Securities Litigation Reform Act of 1995
            Item 99.3   Certification Pursuant to 18 U.S.C Section 1350 -
                        President and Chief Executive Officer
            Item 99.4   Certification Pursuant to 18 U.S.C Section 1350 -
                        Chief Financial Officer

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Item 14.    Controls and Procedures.

      (a) The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures as of [insert a date within 90 days prior to the filing date of the Form 10-KSB], that [the registrant's] disclosure controls and procedures are effective.

      (b) There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  First Federal Bancorp, Inc.


                                       By /s/ J. William Plummer
                                          --------------------------------
                                          J. William Plummer
                                          President
                                          (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Connie Ayres LaPlante           By /s/ Don R. Parkhill
   -------------------------------        --------------------------------
   Connie Ayres LaPlante                  Don R. Parkhill
   Treasurer and a Director               Director
   (Principal Accounting Officer)

Date December 18, 2002                 Date December 18, 2002
     -----------------------------          ------------------------------


By /s/ Ward D. Coffman, III            By /s/ John C. Matesich, III
   -------------------------------        --------------------------------
   Ward D. Coffman, III                   John C. Matesich, III
   Secretary and a Director               Chairman of the Board

Date December 18, 2002                 Date December 18, 2002
     -----------------------------          ------------------------------


By /s/ Robert D. Goodrich, II          By /s/ J. William Plummer
   -------------------------------        --------------------------------
   Robert D. Goodrich, II                 J. William Plummer
   Director                               President and a Director

Date December 18, 2002                 Date December 18, 2002
     -----------------------------          ------------------------------


By /s/ Patrick L. Hennessey
   -------------------------------
   Patrick L. Hennessey
   Director

Date December 18, 2002
     -----------------------------

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

  3.1     Articles of Incorporation of     The Articles of Incorporation of
          First Federal Bancorp, Inc.      First Federal Bancorp, Inc.
                                           ("Bancorp"), filed as Exhibit
                                           4a(1) to Bancorp's Registration
                                           Statement on Form S-8 filed with
                                           the Securities and Exchange
                                           Commission ("SEC") on February 1,
                                           1994 (the "1994 S-8"), are
                                           incorporated herein by reference.

  3.2     Amendment to the Articles of     The Amendment to the Articles of
          Incorporation of First Federal   Incorporation of Bancorp, filed
          Bancorp, Inc.                    as Exhibit 4a(1) to the 1994 S-8,
                                           is incorporated herein by
                                           reference.

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

  3.4     Amendment to the Code of         The Amendment to the Code of
          Regulations of First Federal     Regulations of Bancorp filed as
          Bancorp, Inc.                    Exhibit 4b to Bancorp's
                                           Registration Statement on S-8,
                                           filed with the SEC on February 1,
                                           1994, is incorporated herein by
                                           reference.

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

 10.8     First Federal Bancorp, Inc.      The First Federal Bancorp, Inc.
          2002, Stock Option and           2002 Stock Option and Incentive
          Incentive Plan                   Plan, filed as Exhibit 4(a) to
                                           Bancorp's Registration Statement
                                           on S-8 filed with the SEC on May
                                           17, 2002, is incorporated herein
                                           by reference.

 10.9     Indemnification Agreement
          between First Federal Bancorp,
          Inc. and Ward D. Coffman, III
          dated November 2, 1994

 10.10    Indemnification Agreement
          between First Federal Bancorp,
          Inc. and Robert D. Goodrich, II
           dated December 21, 1994

 10.11    Indemnification Agreement
          between First Federal Bancorp,
          Inc. and Patrick L. Hennessey
          dated December 21, 1994

 10.12    Indemnification Agreement
          between First Federal Bancorp,
          Inc. and John C, Matesich, III
          dated January 4, 1995

 10.13    Indemnification Agreement
          between First Federal Bancorp,
          Inc. and J William Plummer
          dated January 4, 1995

 10.14    Indemnification Agreement
          between First Federal Bancorp,
          Inc. and Connie Ayres LaPlante
          dated January 4, 1995

 10.15    Indemnification Agreement
          between First Federal Bancorp,
          Inc. and Don R. Parkhill dated
          December 7, 1995

 10.16    Indemnification Agreement
          between First Federal Bancorp,
          Inc. and Ward D. Coffman, III
          dated October 16, 2002

 10.17    Indemnification Agreement
          between First Federal Bancorp,
          Inc. and John C. Matesich, III
          dated October 16, 2002

 10.18    Indemnification Agreement
          between First Federal Bancorp,
          Inc. and Robert D. Goodrich, II
          dated October 16, 2002

 10.19    Indemnification Agreement
          between First Federal Bancorp,
          Inc. and Don R. Parkhill dated
          November 20, 2002

 10.20    Indemnification Agreement
          between First Federal Bancorp,
          Inc. and Patrick L. Hennessey
          dated November 20, 2002

 10.21    Indemnification Agreement
          between First Federal Bancorp,
          Inc. and J. William Plummer
          dated December 18, 2002

 10.22    Indemnification Agreement
          between First Federal Bancorp,
          Inc. and Connie Ayres LaPlante
          dated December 18, 2002

 21       Subsidiaries of First Federal
          Bancorp, Inc.

 23       Consent of Auditor - BKD LLP

 99       Report of  Independent Auditors

 99.1     Proxy Statement for the 2003     Incorporated by reference to
          Annual Meeting of Shareholders   the Definitive Proxy Statement
          of First Federal Bancorp, Inc.   for the 2003 Annual Meeting of
                                           Shareholders, to be filed.

 99.2     Safe Harbor Under the Private
          Securities Litigation Reform
          Act of 1995

 99.3     Certification Pursuant to 18
          U.S.C Section 1350 - President
          and Chief Executive Officer

 99.4     Certification Pursuant to 18
          U.S.C Section 1350 - Chief
          Financial Officer