Form 10QSB
period 2002-12-31
FIRST FEDERAL BANCORP INC/OH/
filed 2003-02-13
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 (Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2002


[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to ____________

             Commission File No. 0-20380
                                 -------


                         FIRST FEDERAL BANCORP, INC.
----------------------------------------------------------------------------
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

As of January 31, 2003, the latest practicable date, 3,248,725 shares of the registrant's common stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format:

Yes    [X]    No    [ ]

                         FIRST FEDERAL BANCORP, INC.

                                    INDEX
                                    -----


PART I      FINANCIAL INFORMATION                                    PAGE
                                                                     ----

  Item 1.   Financial Statements

            Consolidated Balance Sheets                                3

            Consolidated Statements of Income                          4

            Consolidated Statements of Cash Flows                      5

            Notes to Consolidated Financial Statements                 6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations              7

  Item 3.   Controls and Procedures

PART II     OTHER INFORMATION                                         10

  Item 1.   Legal Proceedings

  Item 2.   Changes in Securities

  Item 3.   Defaults Upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security Holders

  Item 5.   Other Information

  Item 6.   Exhibits and Reports on Form 8-K

            SIGNATURES                                                11

            Certifications                                            12

                                   PART I
                                   ------

ITEM 1.                     FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

                         CONSOLIDATED BALANCE SHEETS


                                                        At Dec. 31      At Sept. 30
                                                           2002            2002
                                                        ----------      -----------
                                                        (unaudited)

ASSETS
Cash and amounts due from banks                         $  5,171,697    $  4,723,753
Interest-bearing demand deposits                           1,500,000       1,500,000
                                                        ------------    ------------
Cash and cash equivalents                               $  6,671,697    $  6,223,753
Interest-bearing deposits                                    698,000         698,000
Investment securities held to maturity
 (Fair value - $10,065,500 in 12/02 and
 $10,236,000 in 9/02)                                     10,063,070      10,110,104
Loans receivable, net of losses of
 $1,619,008 and $1,688,000                               192,989,666     195,525,552
Federal Home Loan Bank stock                               4,643,300       4,591,300
Premises and equipment                                     7,079,539       7,163,805
Interest receivable                                        1,287,103       1,265,491
Other assets                                                 751,509         873,305
                                                        ------------    ------------
      Total Assets                                      $224,183,884    $226,451,310
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                              $161,176,730    $157,687,991
  Short-term FHLB advances                                 1,650,000       2,778,000
  Long-term debt                                          37,937,157      42,941,048
  Interest payable                                           333,494         347,682
  Other liabilities                                        1,661,969       1,402,318
                                                        ------------    ------------
      Total Liabilities                                 $202,759,350    $205,157,039
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity
  Preferred stock: $100 par value; 1,000,000 shares
   authorized; no shares issued and outstanding
  Common stock: no par value; 9,000,000 shares
   authorized; 3,303,400 shares issued; 3,248,725
   shares outstanding at 12/02 and 3,263,165 at 9/02    $  3,823,153       3,823,153
  Retained earnings                                       17,998,045      17,751,308
  Treasury shares, 54,675 shares
   at 12/02 and 40,235 at 9/02, at cost                     (396,664)       (280,190)
                                                        ------------    ------------
      Total Stockholders' Equity                        $ 21,424,534    $ 21,294,271
                                                        ------------    ------------

      Total Liabilities and Stockholders' Equity        $224,183,884    $226,451,310
                                                        ============    ============


See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF INCOME


                                                Three Months Ended
                                                   December 31
                                             ------------------------
                                                2002          2001
                                                   (unaudited)

INTEREST INCOME
  Loans receivable                           $3,448,031    $4,152,417
  Investment securities                         146,413       177,106
  Deposits with financial institutions           10,072        16,523
                                             ----------    ----------
      Total Interest Income                   3,604,516     4,346,046
                                             ----------    ----------

INTEREST EXPENSE
  Deposits                                      978,268     1,235,892
  Borrowed money                                553,773       751,380
                                             ----------    ----------
      Total Interest Expense                  1,532,041     1,987,272
                                             ----------    ----------

      Net Interest Income                     2,072,475     2,358,774
      Provision for Loan Losses                  75,522        48,298
                                             ----------    ----------

      Net Interest Income After Provision
       for Loan Losses                        1,996,953     2,310,476
                                             ----------    ----------

NONINTEREST INCOME
  Service charges on deposit accounts           173,774       127,490
  Net gains on loan sales                       (50,906)      197,116
  Other income                                  183,581       203,901
                                             ----------    ----------
      Total Noninterest Income                  306,449       528,507
                                             ----------    ----------

NONINTEREST EXPENSES
  Salaries and employee benefits                751,695       826,481
  Occupancy and equipment expense               248,542       226,431
  Data processing expense                       159,594       270,812
  Deposit insurance expense                      21,849        21,924
  Advertising                                    76,449        60,706
  Ohio franchise taxes                           61,094        55,378
  Other operating expenses                      330,778       319,206
                                             ----------    ----------
      Total Noninterest Expenses              1,650,001     1,780,938
                                             ----------    ----------

Income Before Income Taxes                      653,401     1,058,045
      Income tax expense                        225,614       374,215
                                             ----------    ----------
      Net Income                             $  427,787    $  683,830
                                             ==========    ==========

EARNINGS PER SHARE
  Basic                                      $      .13    $      .22
                                             ----------    ----------
  Diluted                                    $      .13    $      .21
                                             ----------    ----------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                       3,263,201     3,133,665
                                             ----------    ----------
  Diluted                                     3,386,133     3,318,927
                                             ----------    ----------

DIVIDENDS DECLARED PER SHARE                 $     .055    $     .045
                                             ----------    ----------


See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Three Months Ended
                                                                       December 31
                                                              ----------------------------
                                                                  2002            2001
                                                                  ----            ----
                                                                       (unaudited)

OPERATING ACTIVITIES:
  Net Income                                                  $   427,787     $   683,830

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                      75,522          48,298
    Depreciation and amortization                                 147,885         146,606
    Investment securities accretion, net                           39,369          51,783
    FHLB stock dividend                                           (52,000)        (60,600)
    Net change in
      Mortgage loans held for sale                                      0         691,296
      Other assets and other liabilities                          201,886         626,220
                                                              -----------     -----------
      Net Cash Provided by Operating Activities                   840,449       2,187,433
                                                              -----------     -----------

INVESTING ACTIVITIES:
  Net change in interest-bearing deposits                               0         200,000
  Purchase of securities held to maturity                      (1,123,010)     (1,354,770)
  Proceeds from maturities of securities held to maturity       1,130,675       1,330,322
  Net change in loans                                           2,304,086       2,879,033
  Purchase of premises and equipment                              (63,619)       (219,573)
  Proceeds from sales and payments received on real estate
   owned and repossessed assets                                   156,278          43,520
                                                              -----------     -----------
      Net Cash Provided (Used) by Investing Activities          2,404,410       2,878,532
                                                              -----------     -----------

FINANCING ACTIVITIES:
  Net change in
    Deposits                                                    3,488,740      (4,678,183)
    Advance payments by borrowers for taxes and insurance         143,757         159,599
    Short-term borrowings                                      (1,128,000)     (5,423,000)
  Proceeds of long-term debt                                            0       4,000,000
  Repayment of long-term debt                                  (5,003,890)         (3,664)
  Cash dividends                                                 (179,580)       (142,263)
  Treasury shares purchased                                      (120,450)              0
  Proceeds from exercise of options                                 2,508          45,653
                                                              -----------     -----------

      Net Cash Provided (Used) by Financing Activities         (2,796,915)     (6,041,858)
                                                              -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           447,944        (975,893)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    6,223,753       6,496,134
                                                              -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 6,671,697     $ 5,520,241
                                                              ===========     ===========


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

The consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated balance sheet as of that date.

In the opinion of management, the Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of December 31, 2002, and September 30, 2002, and the results of its operations for the three months ended December 31, 2002, and 2001, and its cash flow for the three months ended December, 2002 and 2001. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $3,591,550 and $0, respectively, at December 31, 2002 and $2,147,875 and $0 respectively at September 30, 2002.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended December 31, 2002 and the year ended September 30, 2002

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      Some of the forward-looking statements included herein are the statements regarding the following:

      1.    Management's determination of the amount of loan loss allowance;
      2. Management's belief that deposits will remain stable during fiscal year 2003;
      3. Management's anticipation that loan demand will remain stable, but that the mortgage loan portfolio will decrease as lower interest rates make adjustable mortgages, which are held in portfolio rather than being sold, less attractive;
      4. Management's anticipation that advances from the FHLB will increase to fund loan originations;
      5. Management's anticipation that adjustable-rate loans will reprice lower in fiscal year 2003 if interest rates remain relatively stable or decrease; and
      6. Legislative changes with respect to the activities of financial institutions.

Changes in Financial Condition from September 30, 2002 to December 31, 2002
---------------------------------------------------------------------------

Total consolidated assets of Bancorp decreased by $2.3 million, or 1.02%, from $226.5 million at September 30, 2002, to $224.2 million at December 31, 2002. The decrease is due primarily to a decrease of $2.5 million in loans receivable and a decrease of $100,000 in other assets, offset by an increase of $448,000 in cash and cash equivalents.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $17.4 million at December 31, 2002, which is an increase of $400,000 from September 30, 2002. The OTS requires savings associations to maintain a sufficient level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which the Savings Bank may rely if necessary to fund deposit withdrawals and other short-term funding needs. The liquidity of the Savings Bank, defined as adjusted liquid assets divided by deposits minus jumbo certificates due in one year or less, was 7.82% at December 31, 2002 and 6.86% at September 30, 2002. Funds are available through FHLB advances to meet the Savings Bank's liquidity needs.

The loans receivable balance decreased $2.5 million for the three-month period. The decrease in loans receivable was comprised of a decrease in residential real estate loans of $3.5 million, a $2.0 million decrease in consumer automobile loans, a $1.9 million increase in non-residential real estate loans and commercial loans and a $700,000 increase in other consumer loans. The decrease in residential loans was due to the sale of fixed-rate loans in the secondary market as part of the Saving Bank's interest rate management. The decrease in consumer auto loans was due to a decreased volume in loans originated due to lack of demand.

As of December 31, 2002, the Savings Bank had long- and short-term borrowed funds from the FHLB in the amount of $37.9 million and $1.7 million, respectively, at a weighted average rate of 5.58%. Long-term FHLB advances decreased $5.1 million from $43.0 million and short-term FHLB advances decreased $1.0 million from September 30, 2002. As of December 31, 2002, the Savings Bank had a borrowing limit of $67.9 million at the FHLB. The limit is collateralized by one-to-four and multi-family mortgage loans. The net decrease in FHLB advances of $6.1 million was due to the use of increased deposits and loan pay downs to pay off FHLB advances. Deposits increased by $3.5 million, or 2.21%, from $157.7 million at September 30, 2002, to $161.2 million at December 31, 2002. The increase in savings was due to a $1.7 million increase in certificates and a $1.2 million increase in various checking accounts. Management believes that deposits will remain stable during fiscal year 2003 and that it will be necessary to fund the anticipated steady loan demand with further advances from the FHLB. No assurance can be provided, however, that deposits will remain stable and that the loan portfolio and loan demand will remain stable. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at December 31, 2002.


                                         Amount        Percent of
                                     (In Thousands)      Assets
                                     --------------    ----------

      Actual Tangible Capital           $18,073           8.03%
      Required Tangible Capital           3,375           1.50%
                                        -------          -----
      Excess Tangible Capital           $14,698           6.53%

      Actual Core Capital               $18,073           8.03%
      Required Core Capital (1)           9,000           4.00%
                                        -------          -----
      Excess Core Capital               $ 9,073           4.03%

      Actual Risk Based Capital         $19,444          11.67%
      Required Risk Based Capital        13,349           8.00%
                                        -------          -----
      Excess Risk Based Capital         $ 6,095           3.67%

--------------------
<F1>  Although the general required minimum core capital is 4.00%, savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

Management is not aware of any proposed regulations or recommendations by the OTS that, if implemented, would have a material effect upon the Savings Bank's capital.

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2002, and 2001
---------------------------

Net Interest Income
-------------------

Net interest income before provision for loan losses decreased $287,000 for the comparative three-month periods. Total interest income decreased $742,000 for the three-month period ended December 31, 2002, compared to the same period in 2001, but was partially offset by a decrease of interest expense of $455,000. Total interest income decreased primarily due to a decrease in the interest rate earned on loans receivable and the reduction in loan portfolio balance. The balance of loans receivable decreased $6.7 million to $193.0 million at December 2002, compared to December 2001. Total interest expense decreased due to the reduction in interest rates paid on deposits and due to the decreased balance of FHLB advances since December 31, 2001.

The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates. With the recent lower rates, many loan customers have chosen fixed-rate loans over adjustable-rate loans. This has resulted in selling more loans in the secondary market versus keeping the loans in the Savings Bank's portfolio. If interest rates remain relatively stable or decrease during fiscal year 2003, the adjustable-rate mortgage loan portfolio will reprice at lower rates, due to the rapid decrease in interest rates, while rising interest rates could result in upward adjustments to the interest rates on those loans. No assurance can be provided with respect to which direction interest rates will move. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of the Savings Bank.

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $379,000 at December 31, 2002, which represents .20% of total loans. This was a slight increase of $15,000 from December 31, 2001.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,619,008 at December 31, 2002, compared to $1,612,860 at December 31, 2001. During the three-month periods ended December 31, 2002, and December 31, 2001, the Savings Bank recorded recoveries of $77,000 and $7,000 and charge-offs of $222,000 and $47,400, respectively. The provisions for loan losses during the three-month periods ended December 31, 2002, and 2001, were $75,500 and $48,000 respectively.

Noninterest Income and Expense
------------------------------

The federal income tax provision decreased $149,000 for the three-month period ended December 31, 2002, compared to the same period in 2001 due to a decrease in pre-tax net income for the period.

Total noninterest income decreased $222,000 for the three-month period ended December 31, 2002, compared to the same period in 2001. There was a decrease in the gain on the sale of loans of $248,000 for the three-month period ended December 31, 2002, due to the recording of $89,000 for the impairment of mortgage servicing rights for the period ended December 31, 2002 and $126,000 due to the pay-off of loans with a remaining balance of mortgage servicing rights yet to be amortized. Service charges increased $46,000 and other income decreased $20,000 for the three-month period ended December 31, 2002.

Total noninterest expenses decreased $131,000 for the quarter ended December 31, 2002, compared to the same period in 2001. Salaries and benefits decreased $75,000 as a result of decreased accrual for incentive pay offset by normal pay increases in the three-month period ended December 2002 compared to the three-month period ended December 31, 2001. Data processing costs decreased $111,000 due to not having the costs associated with changing our core processor in November 2001. Advertising increased $16,000 due to the continuation of the marketing campaign to increase the number of customer accounts and also to respond to other market opportunities, and occupancy expense increased $22,000 due to the increased depreciation for the new building in Newcomerstown.

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

ITEM 3.  CONTROLS AND PROCEDURES.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------
         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         Not applicable

ITEM 5.  OTHER INFORMATION
         -----------------
         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         Exhibit 10    Material Contracts
                       Employment Agreement - J. William Plummer
                        (incorporated by reference to Form 10-KSB filed December 24, 2002.)
                       Employment Agreement - Connie Ayres LaPlante
                        (incorporated by reference to Form 10-KSB filed December 24, 2002.)
                       Indemnification Agreement between First Federal
                        Bancorp, Inc. and Ward D. Coffman, III dated October 16, 2002 incorporated by reference to Form 10-KSB filed December 24, 2002.
                       Indemnification Agreement between First Federal
                        Bancorp, Inc. and John C. Matesich, III dated October 16, 2002 incorporated by reference to Form 10-KSB filed December 24, 2002.
                       Indemnification Agreement between First Federal
                        Bancorp, Inc. and Robert D. Goodrich, II dated October 16, 2002 incorporated by reference to Form 10-KSB filed December 24, 2002.
                       Indemnification Agreement between First Federal
                        Bancorp, Inc. and Don R. Parkhill dated November 20, 2002 incorporated by reference to Form 10-KSB filed December 24, 2002.
                       Indemnification Agreement between First Federal
                        Bancorp, Inc. and Patrick L. Hennessey dated
                        November 20, 2002 incorporated by reference to Form 10-KSB filed December 24, 2002.
                       Indemnification Agreement between First Federal
                        Bancorp, Inc. and J. William Plummer dated December 18, 2002 incorporated by reference to Form 10-KSB filed December 24, 2002.
                       Indemnification Agreement between First Federal
                        Bancorp, Inc. and Connie Ayres LaPlante dated December 18, 2002 incorporated by reference to Form 10-KSB filed December 24, 2002.
         Exhibit 99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995
         Exhibit 99.2   Certification Pursuant to 18 U.S.C. Section 1350 -
                         President and Chief Executive Officer
         Exhibit 99.3   Certification Pursuant to 18 U.S.C. Section 1350 -
                         Chief Financial Officer

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 13, 2003               By: /s/ J. William Plummer
                                           ----------------------------
                                           J. William Plummer
                                           President


Date:  February 13, 2003               By: /s/ Connie Ayres LaPlante
                                           ----------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer


                               CERTIFICATIONS

      I, J. William Plummer, the Chief Executive Officer and President of First Federal Bancorp, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of First Federal Bancorp, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 13, 2003               /s/ J. William Plummer
                                       -------------------------------------
                                       J. William Plummer
                                       Chief Executive Officer, President


      I, Connie Ayres LaPlante, the Treasurer of First Federal Bancorp, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of First Federal Bancorp, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 13, 2003               /s/ Connie Ayres LaPlante
                                       -------------------------------------
                                       Connie Ayres LaPlante
                                       Treasurer