Form 10QSB
period 2003-03-31
FIRST FEDERAL BANCORP INC/OH/
filed 2003-05-13
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 (Mark One)

              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

              [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code:  (740) 588-2222
As of April 30, 2003, the latest practicable date, 3,218,695 shares of the registrant's common stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format:

      Yes  [ ]                                         No  [X]


        Page 1 of 14 Pages


                         FIRST FEDERAL BANCORP, INC.

                                    INDEX

PART I   FINANCIAL INFORMATION                                         PAGE

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

                                   PART I
                                   ------
ITEM 1.                     FINANCIAL INFORMATION

                         First Federal Bancorp, Inc.

                         CONSOLIDATED BALANCE SHEETS

                                             At March 31        At Sept. 30
                                                 2003              2002
                                             -----------        -----------
                                             (unaudited)

ASSETS
Cash and amounts due from banks              $  5,051,483      $  4,723,753
Interest-bearing demand deposits                1,500,000         1,500,000
                                             ------------      ------------
Cash and cash equivalents                    $  6,551,483      $  6,223,753
Interest-bearing deposits                         695,000           698,000
Investment securities held to maturity
 (Fair value - $10,088,988 in 3/03 and
 $10,236,000 in 9/02)                          10,088,355        10,110,104
Loans receivable, net of losses of
 $1,526,000 and $1,688,000                    198,450,466       195,525,552
Federal Home Loan Bank stock                    4,689,000         4,591,300
Premises and equipment                          6,922,117         7,163,805
Interest receivable                             1,268,406         1,265,491
Other assets                                      748,307           873,305
                                             ------------      ------------
      Total Assets                           $229,413,134      $226,451,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                   $162,914,072      $157,687,991
  Short-term FHLB advances                     10,209,000         2,778,000
  Long-term debt                               32,933,208        42,941,048
  Interest payable                                305,376           347,682
  Other liabilities                             1,551,418         1,402,318
                                             ------------      ------------
      Total Liabilities                      $207,913,074      $205,157,039
                                             ------------      ------------

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity
  Preferred stock: $100 par value;
   1,000,000 shares authorized; no
   shares issued and outstanding
  Common stock:  no par value;
   9,000,000 shares authorized;
   3,303,400 shares issued;
   3,218,695 shares outstanding
   at 3/03 and 3,263,165 at 9/02             $  3,823,153      $  3,823,153
  Retained earnings                            18,311,042        17,751,308
  Treasury shares, 84,705 shares at 3/03
   and 40,235 at 9/02, at cost                   (634,135)         (280,190)
                                             ------------      ------------
      Total Stockholders' Equity             $ 21,500,060      $ 21,294,271
                                             ------------      ------------

      Total Liabilities and Stockholders'
       Equity                                $229,413,134      $226,451,310

See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)

                                                Three Months Ended               Six Months Ended
                                                     March 31                        March 31
                                            --------------------------      --------------------------
                                               2003            2002            2003            2002
                                               ----            ----            ----            ----

INTEREST INCOME
  Loans receivable                          $3,366,100      $3,754,049      $6,814,131      $7,906,466
  Investment securities                        126,433         171,769         272,846         348,875
  Deposits with financial institutions           8,336          11,163          18,408          27,687
                                            ----------      ----------      ----------      ----------
      Total Interest Income                  3,500,869       3,936,981       7,105,385       8,283,028
                                            ----------      ----------      ----------      ----------
INTEREST EXPENSE
  Deposits                                     882,144       1,011,505       1,860,412       2,247,397
  Borrowed money                               491,231         710,755       1,045,004       1,462,135
                                            ----------      ----------      ----------      ----------
      Total Interest Expense                 1,373,375       1,722,260       2,905,416       3,709,532
                                            ----------      ----------      ----------      ----------
      Net Interest Income                    2,127,494       2,214,721       4,199,969       4,573,496
      Provision for Loan Losses                 (6,151)        156,736          69,371         205,034
                                            ----------      ----------      ----------      ----------
      Net Interest Income After
       Provision for Loan Losses             2,133,645       2,057,985       4,130,598       4,368,462
                                            ----------      ----------      ----------      ----------
INCOME
  Service charges on deposit accounts          159,341         117,190         333,115         244,680
  Net gains on loan sales                       33,927         133,083         (16,979)        330,199
  Other income                                 160,084         119,038         343,665         322,939
                                            ----------      ----------      ----------      ----------
      Total other income                       353,352         369,311         659,801         897,818
                                            ----------      ----------      ----------      ----------
EXPENSE
  Salaries and employee benefits               715,593         752,919       1,467,288       1,579,400
  Occupancy and equipment expense              256,275         236,154         504,817         462,585
  Data processing expense                      166,078         204,784         325,672         475,596
  Deposit insurance expense                     21,887          22,035          43,736          43,959
  Advertising                                  105,272         112,581         181,721         173,287
  Ohio franchise taxes                          61,000          61,499         122,094         116,877
  Other operating expenses                     412,937         349,030         743,715         668,236
                                            ----------      ----------      ----------      ----------
      Total other expenses                   1,739,042       1,739,002       3,389,043       3,519,940
                                            ----------      ----------      ----------      ----------
  Income Before Income Taxes                   747,955         688,294       1,401,356       1,746,340
      Income tax expense                       257,809         237,431         483,423         611,646
                                            ----------      ----------      ----------      ----------
      Net Income                            $  490,146      $  450,863      $  917,933      $1,134,694
                                            ==========      ==========      ==========      ==========
EARNINGS PER SHARE
  Basic                                     $      .15      $      .14      $      .28      $      .36
                                            ----------      ----------      ----------      ----------
  Diluted                                   $      .15      $      .13      $      .27      $      .32
                                            ----------      ----------      ----------      ----------
WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                      3,234,782       3,161,549       3,246,284       3,147,454
                                            ----------      ----------      ----------      ----------
  Diluted                                    3,349,369       3,351,398       3,365,043       3,522,486
                                            ----------      ----------      ----------      ----------
DIVIDENDS DECLARED PER SHARE                $     .055      $     .050      $      .11      $     .095
                                            ----------      ----------      ----------      ----------

See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                  Six Months Ended
                                                                      March 31
                                                           ------------------------------
                                                                2003              2002
                                                                ----              ----

OPERATING ACTIVITIES:
  Net Income                                               $    917,933      $  1,134,694
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                    69,371           205,034
    Depreciation and amortization                               307,858           348,963
    Investment securities accretion, net                         89,295           101,203
    FHLB stock dividend                                         (97,700)         (109,800)
    Net change in
      Mortgage loans held for sale                                    0           327,196
      Other assets and other liabilities                        239,672          (507,137)
                                                           ------------      ------------

        Net Cash Provided by Operating Activities             1,526,429         1,500,153
                                                           ------------      ------------

INVESTING ACTIVITIES:
  Net change in interest-bearing deposits                         3,000           398,000
  Purchase of securities held to maturity                    (4,025,365)       (2,485,909)
  Proceeds from maturities of securities held to
   maturity                                                   3,957,819         2,494,939
  Net change in loans                                        (3,370,448)        4,311,655
  Purchase of premises and equipment                            (66,169)         (603,900)
  Proceeds from sales and payments received on
   real estate owned and repossessed assets                     376,164           314,863
                                                           ------------      ------------

        Net Cash (Used) Provided by Investing
         Activities                                          (3,124,999)        4,429,648
                                                           ------------      ------------

FINANCING ACTIVITIES:
  Net change in
    Deposits                                                  5,226,082        (2,534,810)
    Advance payments by borrowers for taxes and
     insurance                                                  (10,802)           (3,439)
    Short-term borrowings                                     7,431,000        (9,695,000)
  Proceeds of long-term debt                                          0        10,000,000
  Repayment of long-term debt                               (10,007,839)       (5,007,384)
  Cash dividends                                               (355,123)         (300,352)
  Treasury Shares Purchased                                    (360,548)                0
  Proceeds from exercise of options                               3,530            47,305
                                                           ------------      ------------

      Net Cash (Used) Provided by Financing Activities        1,926,300        (7,493,680)
                                                           ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         327,730        (1,563,879)
                                                           ------------      ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               $  6,223,753         6,496,134
                                                           ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $  6,551,483      $  4,932,255
                                                           ------------      ------------

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

In the opinion of management, the Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of March 31, 2003, and September 30, 2002, and the results of its operations for the three and six months ended March 31, 2003, and 2002, and its cash flow for the six months ended March, 2003 and 2002. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $1,805,585 and $1,022,650 respectively, at March 31, 2003, and $2,147,875 and $751,100 respectively at September 30, 2002.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended March 31, 2003, and the year ended September 30, 2002.

5.    Stock Options
      -------------

Bancorp accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

                                                Three Months Ended           Six Months Ended
                                                     March 31                     March 31
                                              ----------------------      ------------------------
                                                2003          2002          2003           2002
                                                ----          ----          ----           ----

Net Income, as reported                       $490,146      $450,863      $917,933      $1,134,694
Less:  Total stock-based employee
       compensation cost determined
       under the fair value based
       method, net of income taxes             (23,583)      (36,611)      (42,195)        (57,671)
                                              --------      --------      --------      ----------
Pro forma net income                          $446,563      $414,252      $875,738      $1,077,023
                                              ========      ========      ========      ==========
Earnings Per Share:
  Basic - as reported                         $    .15      $    .14      $    .28      $      .36
                                              --------      --------      --------      ----------
  Basic - pro forma                           $    .14      $    .13      $    .27      $      .34
                                              --------      --------      --------      ----------
  Diluted - as reported                       $    .15      $    .13      $    .27      $      .32
                                              --------      --------      --------      ----------
  Diluted - pro forma                         $    .14      $    .12      $    .26      $      .31
                                              --------      --------      --------      ----------

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

      2. Management's belief that deposits will increase during the remaining fiscal year 2003;

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

Changes in Financial Condition from September 30, 2002 to March 31, 2003
------------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $2.9 million, or 1.31%, from $226.5 million at September 30, 2002, to $229.4 million at March 31, 2003. The increase is due primarily to an increase of $2.9 million in loans receivable.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $17.3 million at March 31, 2003, which is an increase of $300,000 from September 30, 2002. The OTS requires savings associations to maintain a sufficient level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which the Savings Bank may rely if necessary to fund deposit withdrawals and other short-term funding needs. The liquidity of the Savings Bank, defined as adjusted liquid assets divided by deposits (not including jumbo certificates due in one year or less), was 7.47% at March 31, 2003 and 6.86% at September 30, 2002. Funds are available through FHLB advances to meet the Savings Bank's liquidity needs.

The loans receivable balance increased $2.9 million for the six-month period. The increase in loans receivable was comprised of an increase in residential real estate loans of $2.1 million, a $2.6 million increase in non-residential real estate loans and commercial loans, and a $1.5 million increase in other consumer loans, offset by a $3.5 million decrease in consumer automobile loans. The increase in residential loans was due to the financing of a group of non-owner occupied loans at a variable rate. The decrease in consumer auto loans was due to a decreased volume in loans originated due to lack of demand.

As of March 31, 2003, the Savings Bank had long- and short-term borrowed funds from the FHLB in the amount of $32.9 million and $10.2 million, respectively, at a weighted average rate of 4.81%. Long-term FHLB advances decreased $10.0 million from $42.9 million and short-term FHLB advances increased $7.4 million from September 30, 2002. As of March 31, 2003, the Savings Bank had a borrowing limit of $71.6 million at the FHLB. The limit is collateralized by one-to-four and multi-family mortgage loans. The net decrease in FHLB advances of $2.6 million was due to the use of increased deposits and loan pay downs to pay off FHLB advances. Deposits increased by $5.2 million, or 3.31%, from $157.7 million at September 30, 2002, to $162.9 million at March 31, 2003. The increase in savings was in various checking and larger minimum balance savings accounts. Management believes that deposits will increase during the remaining fiscal year 2003 but that it may be necessary to fund the anticipated steady loan demand with further advances from the FHLB. No assurance can be provided, however, that deposits will increase, that the loan portfolio will decrease as lower interest rates make adjustable mortgages, which are held in portfolio rather than being sold, less attractive or that loan demand will remain stable. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at March 31, 2003.

                                            Amount        Percent of
                                        (In Thousands)      Assets
                                        --------------    ----------

      Actual Tangible Capital               $17,389          7.56%
      Required Tangible Capital               3,452          1.50%
                                            -------         -----
      Excess Tangible Capital               $13,937          6.06%

      Actual Core Capital                   $17,389          7.56%
      Required Core Capital (1)               9,205          4.00%
                                            -------         -----
      Excess Core Capital                   $ 8,184          3.56%

      Actual Risk Based Capital             $18,725         10.84%
      Required Risk Based Capital            13,818          8.00%
                                            -------         -----
      Excess Risk Based Capital             $ 4,907          2.84%

___________________
(1) Although the general required minimum core capital is 4.00%, savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

Management is not aware of any proposed regulations or recommendations by the OTS that, if implemented, would have a material effect upon the Savings Bank's capital.

Comparison of Operating Results for the Three-and Six-Month Periods
-------------------------------------------------------------------
 Ended March 31, 2003, and 2002
 ------------------------------

Net Interest Income
-------------------

Net interest income before provision for loan losses decreased $87,000 for the comparative three-month periods and $374,000 for the comparative six-month periods. Total interest income decreased $436,000 for the three-month period and $1.2 million for the six-month period ended March 31, 2003, compared to the same period in 2002, but was partially offset by a decrease of interest expense of $349,000 and $800,000 for the same period. Total interest income decreased primarily due to a decrease in the interest rate on loans receivable and the reduction in the average loan portfolio balance outstanding. The average balance outstanding of loans receivable decreased $5.3 million to $194.9 million at March 2003, compared to $200.2 million at March 2002. Total interest expense decreased due to the reduction in interest rates paid on deposits and due to the shift in savings to lower yielding accounts from certificates since March 31, 2002.

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

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $355,000 at March 31, 2003, which represents .18% of total loans. This was a decrease of $223,000 from March 31, 2002.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,526,000 at March 31, 2003, compared to $1,729,899 at March 31, 2002. During the six-month periods ended March 31, 2003, and March 31, 2002, the Savings Bank recorded recoveries of $113,139 and $25,069 and charge-offs of $344,783 and $105,181 respectively. The provisions for loan losses during the six-month periods ended March 31, 2003, and 2002, were $69,371 and $205,034 respectively.

Noninterest Income and Expense
------------------------------

The federal income tax provision increased $20,378 for the three-month period and decreased $128,223 for the six-month period ended March 31, 2003, compared to the same period in 2002 due to a corresponding adjustment in pre-tax net income for the period.

Total noninterest income decreased $16,000 for the three-month period and $238,000 for the six-month period ended March 31, 2003, compared to the same period in 2002. There was a decrease in the gain on the sale of loans of $99,000 for the three-month period and $347,000 for the six-month period ended March 31, 2003, due to the recording of impairment of mortgage servicing rights on loans that were sold in the secondary market. Service charges on deposit accounts increased $42,000 and $88,000 for the three- and six-month periods ended March 31, 2003. Other fee income increased $41,000 and $21,000 for the three- and six-month periods ended March 31, 2003.

Total noninterest expenses remained stable for the quarter ended March 31, 2003, and decreased $131,000 for the six months ended March 31, 2003 compared to the same period in 2002. Salaries and benefits decreased $37,000 and $112,000 as a result of normal pay increases offset by decreased incentive pay in the three-and six-month period ended March 2003 compared to the three-and six-month period ended March 31, 2003. Data processing costs decreased $39,000 and $150,000 for the three-and six-month period ended March 31, 2003 due to not having the additional costs associated with changing our core processor in November 2001. Other operating expenses increased $64,000 and $75,000 for the three- and six-month periods ended March 31, 2003, due to increased operating costs and professional fees.

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

On November 25, 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.

FIN No. 45, which is applicable to public and non-public entities, will significantly change current practice in the accounting for, and disclosure of, guarantees. Each guarantee meeting the characteristics described in FIN No. 45 is to be recognized and initially measured at fair value, which will be a change from current practice for most entities. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from current general practice.

FIN No. 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has changed its method of accounting and financial reporting for standby letters of credit by adopting the provisions of FIN No. 45 effective January 1, 2003. There was no material impact of the adoption on the financial statements.

ITEM 3.  CONTROLS AND PROCEDURES.

(a) The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures as of April 23, 2003, that the registrant's disclosure controls and procedures are effective.

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

                              OTHER INFORMATION
                              -----------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

At the 2003 Annual Meeting of Shareholders of Bancorp, the shareholders voted to amend the Code of Regulations of Bancorp to restrict the removal of directors to removal for cause (as required by Ohio law); to expand the indemnification of directors and officers; and to make technical changes with respect to the use of communications equipment and remove obsolete provisions. None of such amendments effect a material change in the rights of holders of the shares of Bancorp. All of such amendments are described in the definitive proxy statement of Bancorp used in connection with the 2003 Annual Meeting.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The annual meeting of shareholders was held on February 19, 2003. The following Directors were elected to terms expiring in 2005.

NAME                               FOR               WITHHELD
----                               ---               --------

Ward D. Coffman, III            2,496,312            587,292
Robert D. Goodrich, II          2,496,312            587,292
Patrick L. Hennessey            2,756,662            326,942
Connie Ayres LaPlante           2,422,743            660,861

Those directors continuing their term were John C. Matesich III, Don R. Parkhill, and J. William Plummer.

Two other matters were presented to the shareholders.

1. The following proposals related to the adoption of the Amended and Restated Code of Regulations for Bancorp were adopted by the following votes:

                                                                                       BROKER
                                                    FOR        AGAINST     ABSTAIN    NON-VOTE
                                                    ---        -------     -------    --------

(a)   Adoption of the Amended and Restated
      Code of Regulations in its entirety        1,654,818     805,461     43,116     580,209
(b)   Adoption of Article Two, Section 2.04,
      of the Amended and Restated Code of
      Regulations                                1,654,887     813,123     35,385     580,209
(c)   Adoption of Article Five of the Amended
      and Restated Code of Regulations           1,729,787     729,423     44,185     580,209
(d)   Adoption of technical changes in the
      Amended and Restated Code of Regulations   1,709,118     758,761     35,516     580,209

2. To ratify the selection of BKD LLP as the Auditors of Bancorp for the current fiscal year:

      For   2,710,968      Against   332,820      Abstentions   39,816
            ---------                -------                    ------

ITEM 5.  OTHER INFORMATION
         -----------------

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         Exhibit 3.2 Amended and Restated Code of Regulations (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed by the registrant on January 7, 2003.)
         Exhibit 99.1 Safe Harbor Under the Private Securities Litigation
                      Reform Act of 1995
         Exhibit 99.2 Certification Pursuant to18 U.S.C. Section 1350 -
                      President and Chief Executive Officer
         Exhibit 99.3 Certification Pursuant to 18 U.S.C. Section 1350 -
                      Chief Financial Officer

No reports on Form 8-K were filed during the quarter for which this report is filed.


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 2003                    By: /s/ J. William Plummer
                                           --------------------------------
                                           J. William Plummer
                                           President


Date:  May 13, 2003                    By: /s/ Connie Ayres LaPlante
                                           --------------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer


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

Date:  May 13, 2003                    /s/ J. William Plummer
                                       J. William Plummer
                                       Chief Executive Officer, President


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


Date:  May 13, 2003                 /s/ Connie Ayres LaPlante
                                    Connie Ayres LaPlante
                                    Treasurer