Form 10QSB
period 2003-06-30
FIRST FEDERAL BANCORP INC/OH/
filed 2003-08-13
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 (Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from         to
                                     -------    -------

      Commission File No. 0-20380
                          -------


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

      As of July 31, 2003, the latest practicable date, 3,218,695 shares of the registrant's common stock, no par value, were issued and outstanding.

      Transitional Small Business Disclosure Format:

      Yes  [ ]                               No  [X]

                             Page 1 of 12 Pages

                         FIRST FEDERAL BANCORP, INC.


                                    INDEX
                                    -----


PART I      FINANCIAL INFORMATION                                    PAGE
                                                                     ----

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets                      3

            Condensed Consolidated Statements of Income                4

            Condensed Consolidated Statements of Cash Flows            5

            Notes to Condensed Consolidated Financial Statements       6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            7

Item 3.     Controls and Procedures

PART II     OTHER INFORMATION                                         10

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

                                   PART I
                                   ------

ITEM 1.

                            FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            At June 30        At Sept. 30
                                                                                2003              2002
                                                                                ----              ----
ASSETS                                                                      (unaudited)
                                                                            -----------

Cash and amounts due from banks                                            $  6,822,534      $  4,723,753
Interest-bearing demand deposits                                              1,500,000         1,500,000
                                                                           ------------      ------------
Cash and cash equivalents                                                  $  8,322,534      $  6,223,753
Interest-bearing deposits                                                     1,596,000           698,000
Investment securities held to maturity
  (Fair value - $9,081,422 in 6/03 and
  $10,236,000 in 9/02)                                                        9,034,364        10,110,104
Loans receivable, net of losses of
  $1,591,000 and $1,688,000                                                 202,167,778       195,525,552
Federal Home Loan Bank stock                                                  4,735,700         4,591,300
Premises and equipment                                                        6,768,910         7,163,805
Interest receivable                                                           1,329,954         1,265,491
Other assets                                                                  1,159,998           873,305
                                                                           ------------      ------------
      Total Assets                                                         $235,115,238      $226,451,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                                $164,253,314      $157,687,991
   Short-term FHLB advances                                                   7,385,000         2,778,000
   Long-term debt                                                            39,929,200        42,941,048
   Interest payable                                                             271,468           347,682
   Other liabilities                                                          1,563,875         1,402,318
                                                                           ------------      ------------
      Total Liabilities                                                    $213,402,857      $205,157,039
                                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity
   Preferred stock:  $100 par value; 1,000,000 shares
     authorized; no shares issued and outstanding
   Common stock:  no par value; 9,000,000 shares authorized;
     3,303,400 shares issued; 3,218,695 shares outstanding at
     6/03 and 3,263,165 at 9/02                                            $  3,823,153      $  3,823,153
   Retained earnings                                                         18,523,363        17,751,308
   Treasury shares, 84,705 shares at 6/03 and 40,235 at 9/02, at cost          (634,135)         (280,190)
                                                                           ------------      ------------
      Total Stockholders' Equity                                           $ 21,712,381      $ 21,294,271
                                                                           ------------      ------------

      Total Liabilities and Stockholders' Equity                           $235,115,238      $226,451,310

See Notes to the Condensed Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)



                                                    Three Months Ended            Nine Months Ended
                                                    ------------------            -----------------
                                                         June 30                       June 30
                                                         -------                       -------
                                                   2003           2002           2003           2002
                                                   ----           ----           ----           ----

INTEREST INCOME
   Loans receivable                            $ 3,348,724    $ 3,628,761    $10,162,855    $11,535,227
   Investment securities                           101,417        147,593        374,263        496,468
   Deposits with financial institutions             13,264         11,189         31,672         38,876
                                               -----------    -----------    -----------    -----------
      Total Interest Income                      3,463,405      3,787,543     10,568,790     12,070,571
                                               -----------    -----------    -----------    -----------

INTEREST EXPENSE
   Deposits                                        791,681        991,688      2,652,093      3,239,085
   Borrowed money                                  514,316        679,968      1,559,320      2,142,103
                                               -----------    -----------    -----------    -----------
      Total Interest Expense                     1,305,997      1,671,656      4,211,413      5,381,188
                                               -----------    -----------    -----------    -----------

      Net Interest Income                        2,157,408      2,115,887      6,357,377      6,689,383
      Provision for Loan Losses                    186,281         16,457        255,652        221,491
                                               -----------    -----------    -----------    -----------
      Net Interest Income After Provision
        for Loan Losses                          1,971,127      2,099,430      6,101,725      6,467,892
                                               -----------    -----------    -----------    -----------

INCOME
   Service charges on deposit accounts             164,247        146,568        497,362        391,248
   Net gains on loan sales                         209,398         29,701        192,419        359,900
   Other income                                    244,631        130,025        588,296        452,964
                                               -----------    -----------    -----------    -----------
      Total other income                           618,276        306,294      1,278,077      1,204,112
                                               -----------    -----------    -----------    -----------

EXPENSE
   Salaries and employee benefits                1,022,198        659,298      2,489,486      2,238,698
   Occupancy and equipment expense                 265,176        231,661        769,993        694,246
   Data processing expense                         189,309        150,209        514,981        625,805
   Deposit insurance expense                        21,777         21,809         65,513         65,768
   Advertising                                     113,525         94,484        295,246        267,771
   Ohio franchise taxes                             60,424         60,814        182,518        177,691
   Other operating expenses                        325,240        319,397      1,068,955        987,633
                                               -----------    -----------    -----------    -----------
      Total other expenses                       1,997,649      1,537,672      5,386,692      5,057,612
                                               -----------    -----------    -----------    -----------

   Income Before Income Taxes                      591,754        868,052      1,993,110      2,614,392

      Income tax expense                           203,285        304,704        686,708        916,350
                                               -----------    -----------    -----------    -----------

      Net Income                               $   388,469    $   563,348    $ 1,306,402    $ 1,698,042
                                               -----------    -----------    -----------    -----------

EARNINGS PER SHARE
      Basic                                    $       .12    $       .17    $       .40    $       .53
                                               -----------    -----------    -----------    -----------
      Diluted                                  $       .12    $       .17    $       .39    $       .51
                                               -----------    -----------    -----------    -----------

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
      Basic                                      3,218,695      3,245,989      3,237,021      3,180,299
                                               -----------    -----------    -----------    -----------
      Diluted                                    3,333,350      3,376,424      3,353,731      3,348,350
                                               -----------    -----------    -----------    -----------

DIVIDENDS DECLARED PER SHARE                   $      .055    $      .050    $      .165    $       .14
                                               -----------    -----------    -----------    -----------

See Notes to the Condensed Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                                        Nine Months Ended
                                                                        -----------------
                                                                             June 30
                                                                             -------
OPERATING ACTIVITIES:                                                 2003             2002
                                                                      ----             ----

   Net Income                                                     $ 1,306,402      $ 1,698,042
   Adjustments to reconcile net income to net cash
     provided by operating activities:

      Provision for loan losses                                       255,652          221,491
      Depreciation and amortization                                   470,544          498,163
      Investment securities accretion, net                            145,050          147,525
      FHLB stock dividend                                            (144,400)        (162,900)
       Net change in
         Mortgage loans held for sale                                       0          590,795
        Other assets and other liabilities                           (129,320)        (563,929)
                                                                  -----------      -----------

            Net Cash Provided by Operating Activities               1,903,928        2,429,187
                                                                  -----------      -----------

INVESTING ACTIVITIES:
   Net change in interest-bearing deposits                         (1,396,679)         598,000
   Purchase of securities held to maturity                         (6,655,523)      (5,227,002)
   Proceeds from maturities of securities held to maturity          8,084,894        5,216,728
   Net change in loans                                             (7,543,884)       5,531,847
   Purchase of premises and equipment                                 (75,649)        (900,843)
   Proceeds from sales and payments received on real estate
     owned and repossessed assets                                     646,006          417,161
                                                                  -----------      -----------

            Net Cash (Used) Provided by Investing Activities       (6,940,835)       5,635,891
                                                                  -----------      -----------

FINANCING ACTIVITIES:
   Net change in
      Deposits                                                      6,565,322        8,478,104
      Advance payments by borrowers for taxes and insurance          (136,498)        (113,537)
      Short-term borrowings                                         4,607,000      (21,484,000)
   Proceeds of long-term debt                                       8,000,000       11,000,000
   Repayment of long-term debt                                    (11,011,847)      (6,011,159)
   Cash dividends                                                    (531,271)        (464,864)
   Treasury shares purchased                                         (360,548)        (108,330)
   Proceeds from exercise of options                                    3,530          393,127
                                                                  -----------      -----------

            Net Cash (Used) Provided by Financing Activities        7,135,688       (8,310,659)
                                                                  -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             2,098,781         (245,581)
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        6,223,753        6,496,134
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $ 8,322,534      $ 6,250,553
                                                                  -----------      -----------


See Notes to the Condensed Consolidated Financial Statements.

                         FIRST FEDERAL BANCORP, INC.
            Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation
      ---------------------

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. The Form 10-QSB does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated balance sheet as of that date.

In the opinion of management, the Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of June 30, 2003, and September 30, 2002, and the results of its operations for the three and nine months ended June 30, 2003, and 2002, and its cash flow for the nine months ended June, 2003 and 2002. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $4,443,340 and $2,830,840 respectively, at June 30, 2003, and $2,147,875 and $751,100 respectively at September 30, 2002.

3.    Earnings Per Common Share
      -------------------------

Basic earnings per share are based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended June 30, 2003, and the year ended September 30, 2002.

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



                                                           Three Months Ended          Nine Months Ended
                                                           ------------------          -----------------
                                                                 June 30                     June 30
                                                                 -------                     -------
                                                           2003          2002          2003          2002
                                                           ----          ----          ----          ----

Net Income, as reported                                 $  388,469    $  563,348    $1,306,402    $1,698,042
Less: Total stock-based employee compensation
        cost determined under the fair value based
        method, net of income taxes                              0       (52,333)      (65,376)     (110,005)
                                                        ----------    ----------    ----------    ----------

Pro forma net income                                    $  388,469    $  511,015    $1,241,026    $1,588,037
                                                        ----------    ----------    ----------    ----------
Earnings Per Share:
      Basic - as reported                               $      .12    $      .17    $      .40    $      .53
                                                        ----------    ----------    ----------    ----------
      Basic - pro forma                                 $      .12    $      .16    $      .38    $      .50
                                                        ----------    ----------    ----------    ----------
      Diluted - as reported                             $      .12    $      .17    $      .39    $      .51
                                                        ----------    ----------    ----------    ----------
      Diluted - pro forma                               $      .12    $      .15    $      .37    $      .47
                                                        ----------    ----------    ----------    ----------


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

      3. Management's anticipation that loan demand will remain stable, but that the mortgage loan portfolio will decrease if lower interest rates make adjustable mortgages, which are held in portfolio rather than being sold, less attractive;

      4. Management's anticipation that advances from the FHLB will increase to fund loan originations;

      5. Management's anticipation that adjustable-rate loans will reprice lower in fiscal year 2003 if interest rates remain relatively stable or decrease; and

      6. Legislative changes with respect to the activities of financial institutions.

Changes in Financial Condition from September 30, 2002 to June 30, 2003
-----------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $8.7 million, or 3.83%, from $226.5 million at September 30, 2002, to $235.1 million at June 30, 2003. The increase is due primarily to an increase of $6.6 million in loans receivable.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $19.0 million at June 30, 2003, which is an increase of $1.9 million from September 30, 2002. The OTS requires savings associations to maintain a sufficient level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which the Savings Bank may rely if necessary to fund deposit withdrawals and other short-term funding needs. The liquidity of the Savings Bank, defined as adjusted liquid assets divided by deposits (not including jumbo certificates due in one year or less), was 8.20% at June 30, 2003 and 6.86% at September 30, 2002. Funds are available through FHLB advances to meet the Savings Bank's liquidity needs.

The loans receivable balance increased $6.6 million for the nine-month period. The increase in loans receivable was comprised of an increase in residential real estate loans of $5.2 million, a $4.4 million increase in non-residential real estate loans and commercial loans, and a $1.3 million increase in home equity loans, offset by a $4.3 million decrease in consumer automobile loans. The increase in residential loans was due to the financing of a group of non-owner occupied real estate loans and increased emphasis on financing residential variable rate loans. The increase in non-residential and commercial loans is due to increased emphasis by the Savings Bank on this type of lending. The decrease in consumer auto loans was due to a decreased volume in loans originated due to lack of demand.

As of June 30, 2003, the Savings Bank had long- and short-term borrowed funds from the FHLB in the amount of $39.9 million and $7.4 million, respectively, at a weighted average rate of 4.64%. Long-term FHLB advances decreased $3.0 million from $42.9 million and short-term FHLB advances increased $4.6 million from September 30, 2002. As of June 30, 2003, the Savings Bank had a borrowing limit of $75.4 million at the FHLB. The limit is collateralized by one-to-four and multi-family mortgage loans. The net increase in FHLB advances of $1.6 million was due to the use of funds for increased loan originations. Deposits increased by $6.6 million, or 4.16%, from $157.7 million at September 30, 2002, to $164.3 million at June 30, 2003. The increase in savings was in various checking and larger minimum balance savings accounts. Management believes that deposits will increase during the remaining fiscal year 2003 but that it may be necessary to fund the anticipated steady loan demand with further advances from the FHLB. No assurance can be provided, however, that deposits will increase, that the loan portfolio will decrease as lower interest rates make adjustable mortgages, which are held in portfolio rather than being sold, less attractive or that loan demand will remain stable. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Board of Directors approved a stock repurchase program in June 2002 for up to 5% of First Federal's outstanding common shares. There were 3,292,455 common shares outstanding at June 30, 2002. Shares may be purchased periodically during the two years in the market and the number of shares purchased and the price paid will depend upon availability, prevailing market prices and other pertinent considerations. The repurchase program will utilize liquid funds of First Federal Bancorp. As of June 30, 2003, the company had repurchased 74,700 shares at an average price of $7.55 per share pursuant to this program.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at June 30, 2003.


                                       Amount        Percent of
                                   (In Thousands)      Assets
                                   --------------    ----------

      Actual Tangible Capital         $17,553           7.42%
      Required Tangible Capital         3,548           1.50%
                                      -------          -----
      Excess Tangible Capital         $14,005           5.92%

      Actual Core Capital             $17,553           7.42%
      Required Core Capital (1)         9,463           4.00%
                                      -------          -----
      Excess Core Capital             $ 8,090           3.42%

      Actual Risk Based Capital       $18,899          10.75%
      Required Risk Based Capital      14,069           8.00%
                                      -------          -----
      Excess Risk Based Capital       $ 4,830           2.75%

--------------------
<F1>  Although the general required minimum core capital is 4.00%, savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

Management is not aware of any proposed regulations or recommendations by the OTS that, if implemented, would have a material effect upon the Savings Bank's capital.

Comparison of Operating Results for the Three- and Nine-Month Periods Ended
---------------------------------------------------------------------------
June 30, 2003, and 2002
-----------------------

Net income for the three- and nine-month periods ended June 30, 2003 was approximately $388,000 and $1.3 million compared to $563,000 and $1.7 million for the same periods ending June 30, 2002. The most significant changes for the comparative three-month periods were the $41,500 increase in net interest income, a $169,000 increase in the provision for loans losses, the $312,000 decrease in noninterest income, a decrease of $101,000 in federal income tax expense, and the increase of $460,000 in noninterest expenses. The most significant changes for the comparative nine-month periods were the $332,000 decrease in net interest income, a $34,000 increase in the provision for loans losses, the $74,000 increase in noninterest income, the increase of $329,000 in noninterest expenses, and a decrease of $230,000 in federal income tax expense.

Net Interest Income
-------------------

Net interest income before provision for loan losses increased $41,500 for the comparative three-month periods and decreased $332,000 for the comparative nine-month periods. Total interest income decreased $324,000 for the three-month period and $1.5 million for the nine-month period ended June 30, 2003, compared to the same period in 2002, but was partially offset by a decrease of interest expense of $366,000 and $1.2 million for the same period. Total interest income decreased primarily due to a decrease in the interest rate on loans receivable and the reduction in the average loan portfolio balance outstanding. The average balance outstanding of loans receivable decreased $2.1 million to $195.7 million at June 2003, compared to $197.8 million at June 2002. Total interest expense decreased due to the reduction in interest rates paid on deposits and due to the shift in savings to lower yielding accounts from certificates since June 30, 2002.

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

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $474,000 at June 30, 2003, which represents .23% of total loans. This was an increase of $39,000 from September 30, 2002.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,591,000 at June 30, 2003, compared to $1,688,000 at September 30, 2002. During the nine-month periods ended June 30, 2003, and June 30, 2002, the Savings Bank recorded recoveries of $139,373 and $36,929 and charge-offs of $492,384 and $220,810 respectively. The provisions for loan losses during the nine-month periods ended June 30, 2003, and 2002, were $255,652 and $221,491 respectively.

Noninterest Income and Expense
------------------------------

The federal income tax provision decreased $101,416 for the three-month period and $229,642 for the nine-month period ended June 30, 2003, compared to the same period in 2002 due to a decrease in pre-tax net income for the period.

Total noninterest income increased $312,000 for the three-month period and $74,000 for the nine-month period ended June 30, 2003, compared to the same period in 2002. There was an increase in the gain on the sale of loans of $180,000 for the three-month period due to the increased originations of loans for sale and a decrease of $167,000 for the nine-month period ended June 30, 2003. Service charges on deposit accounts increased $17,000 and

$106,000 for the three- and nine-month periods ended June 30, 2003. Other fee income increased $115,000 and $212,000 for the three- and nine-month periods ended June 30, 2003.

Total noninterest expenses increased $460,000 for the quarter ended June 30, 2003, and increased $329,000 for the nine months ended June 30, 2003 compared to the same period in 2002. Salaries and benefits increased $363,000 and $251,0000 primarily due to the $314,000 one-time additional expense to fund the termination of the defined benefit plan. The remaining increase was the result of normal pay increases offset by decreased incentive pay in the three-and nine-month period ended June 2003 compared to the three-and nine-month period ended June 30, 2002. Data processing costs increased $39,000 for the three-month period ended June 30, 2003 and decreased $111,000 for the nine-month period ended June 30, 2003 primarily due to not having the additional costs associated with changing our core processor in November 2001. Other operating expenses increased $6,000 and $81,000 for the three- and nine-month periods ended June 30, 2003, due to increased operating costs and professional fees.

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

Critical Accounting Policies
----------------------------

The accounting and reporting policies of the Savings Bank are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Savings Bank's significant accounting policies are described in detail in the notes to the Bancorp's consolidated financial statements for the year ended September 30, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Savings Bank's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

Allowance for Loan Losses
-------------------------

The allowance for loan losses provides coverage for probable losses inherent in the Savings Bank's loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Savings Bank determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

Regardless of the extent of the Savings Bank's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Savings Bank estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Savings Bank's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Mortgage Servicing Rights
-------------------------

Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Effect of Accounting Changes
----------------------------

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

ITEM 3.  CONTROLS AND PROCEDURES.
---------------------------------

The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of June 30, 2003. There was no change in the registrant's internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                   PART II

                              OTHER INFORMATION
                              -----------------

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

            On June 20, 2003, Mark and Mindy Mumford filed a purported class action in the United States District Court for the Southern District of Ohio, Eastern Division, against First Federal Savings Bank of Eastern Ohio ("First Federal"). The complaint alleges violations of the Electronic Funds Transfer Act and the Ohio Revised Code and breaches of various duties in connection with an electronic transfer of funds from the plaintiffs' account and returned check charges. The plaintiffs seek unquantified damages, litigation costs and attorney fees on behalf of all consumers who at any time after June 22, 2002, had or will have a deposit account with First Federal to or from which electronic transfers are or can be made and from which an unauthorized electronic transfer was or may be made.

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

            Not applicable

ITEM 5.     OTHER INFORMATION
            -----------------

            Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            Exhibit 31.1 Rule 13a-14(a)/15b Certification
            Exhibit 31.2 Rule 13a-14(a)/15b Certification
            Exhibit 32.1 Certification Pursuant to18 U.S.C. Section 1350 -
              President and Chief Executive Officer
            Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350 -
              Chief Financial Officer
            Exhibit 99.1 Safe Harbor Under the Private Securities
              Litigation Reform Act of 1995

            Form 8-K was filed on April 24,2003 relating to a press release on April 23, 2003.


                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2003                     By: /s/ J. William Plummer
                                             -----------------------
                                             J. William Plummer
                                             President



Date: August 13, 2003                     By: /s/ Connie Ayres LaPlante
                                             --------------------------
                                             Connie Ayres LaPlante
                                             Chief Financial Officer