Form 10KSB
period 2003-09-30
FIRST FEDERAL BANCORP INC/OH/
filed 2003-12-29
CIK 885076

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003  OR
                          ------------------

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                       Commission File Number: 0-20380
                                               -------

                         FIRST FEDERAL BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Ohio                                 31-1341110
   -------------------------------             ----------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification Number)


              505 Market Street, Zanesville, Ohio        43701
            -----------------------------------------------------
            (Address of principal executive offices)   (Zip Code)

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

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for its most recent fiscal year were $15,708,600.

      Based upon information regarding the average of the bid and asked price provided by The Nasdaq SmallCap Market, the aggregate market value of the voting shares held by nonaffiliates of the registrant on November 30, 2003, was $29,346,129.

      3,260,681 of the registrant's common shares were issued and outstanding on November 30, 2003.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The following sections of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of First Federal Bancorp, Inc., are incorporated by reference into Part III of this Form 10-KSB:

      1.    Proposal One:  Election of Directors;

      2. Voting Securities and Ownership of Certain Beneficial Owners and Management;

      3.    Compensation of Executive Officers and Directors;

      4.    Audit Committee Report;

      5.    Audit Fees;

      6.    Audit-Related Fees;

      7.    Tax Fees; and

      8.    All Other Fees.

Item 1.     Description of Business.

General

      First Federal Bancorp, Inc. ("Bancorp"), is a unitary savings and loan holding company organized under Ohio law in 1992. Through its wholly-owned subsidiary, First Federal Savings Bank of Eastern Ohio ("First Federal"), Bancorp is engaged in the business of accepting deposits and making loans in Ohio.

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

Lending Activities

      General. First Federal's lending activity includes the origination of permanent loans and construction loans secured by one-to-four family homes located in First Federal's primary market area; construction loans and permanent loans secured by multifamily properties containing five units or more and nonresidential properties; and automobile loans and other consumer loans, including loans secured by deposit accounts, home equity lines-of-credit, home improvement loans and unsecured loans. First Federal's net loan portfolio was approximately $205.5 million at September 30, 2003, and constituted 87.61% of total assets.

      Loan Portfolio Composition. The following table presents certain information in respect of the composition of First Federal's loan portfolio at the dates indicated:


                                                                    At September 30,
                       ------------------------------------------------------------------------------------------------------------
                              2003                  2002                  2001                  2000                   1999
                       -------------------   -------------------   -------------------   --------------------   -------------------
                                  Percent               Percent               Percent                Percent               Percent
                                  of total              of total              of total               of total              of total
                        Amount     loans      Amount     loans      Amount     loans      Amount      loans      Amount     loans
                        ------    --------    ------    --------    ------    --------    ------     --------    ------    ---------
                                                                 (Dollars in thousands)

Type of Loan:
-------------
Real Estate Loans
  One-to-four
   family              $ 89,312    42.77%    $ 87,369    43.39%    $ 96,377    46.03%    $104,166     49.42%    $ 96,358    51.58%
  Multifamily
   (over 4 units)         9,747     4.67        9,410     4.67        9,719     4.64        8,191      3.89        8,693     4.65
  Construction            8,162     3.91        7,633     3.79        9,032     4.31        6,403      3.04       12,127     6.49
  Nonresidential
   real estate           24,697    11.83       21,495    10.68       16,159     7.72       14,941      7.09       12,692     6.80
Consumer Loans
  Automobile             36,133    17.31       41,269    20.50       45,213    21.59       51,737     24.55       38,752    20.75
  Home equity            18,066     8.65       15,057     7.47       12,404     5.92        8,752      4.15        6,807     3.65
  Home  improvement         169      .08           71      .04          131      .06          175       .08          215      .12
  Deposit account           144      .07          115      .05          240      .12          305       .14          338      .18
  Other secured           9,592     4.59       10,285     5.11       11,841     5.66        9,828      4.66        7,475     4.00
  Unsecured               1,271      .61        1,546      .77        1,462      .70          860       .41          715      .38
Commercial               11,513     5.51        7,105     3.53        6,805     3.25        5,407      2.57        2,623     1.40
                       --------   ------     --------   ------     --------   ------     --------    ------     --------   ------
      Total loans      $208,806   100.00%    $201,355   100.00%    $209,383   100.00%    $210,765    100.00%    $186,795   100.00%

  Less:
  Undisbursed loans
   in process             2,306                 4,638                 4,834                 2,484                  6,495
  Net deferred
   origination fees
   (costs) and
   amortized discounts     (485)                 (497)                 (460)                 (596)                  (470)
  Allowance
   for loan losses        1,509                 1,688                 1,605                 1,828                  1,821
                       --------              --------              --------              --------               --------
      Total loans-net  $205,476              $195,526              $203,404              $207,049               $178,949
                       ========              ========              ========              ========               ========

      Loan Maturity Schedule. The following table sets forth certain information at September 30, 2003, regarding the net dollar amount of certain loans maturing in First Federal's portfolio, based on contractual terms to maturity:


                                          Due during the years ending September 30,
                                          -----------------------------------------
                                                     2003 to
                                           2003        2006      > 2006      Total
                                           ----      -------     ------      -----
                                                        (In thousands)

Fixed-Rate Loans:
Real Estate - Construction                $    -     $     -     $    -     $     -
Commercial                                     -       2,732      2,538       5,270
                                          ------     -------     ------     -------
                                          $    -     $ 2,732     $2,538     $ 5,270
                                          ======     =======     ======     =======

Adjustable-Rate Loans:
Real Estate - Construction                $  679     $ 6,374     $1,109     $ 8,162
Commercial                                 1,236       5,007          -       6,243
                                          ------     -------     ------     -------
                                          $1,915     $11,381     $1,109     $14,405
                                          ======     =======     ======     =======

Total Fixed and Adjustable-Rate Loans:
--------------------------------------
Real Estate - Construction                $  679     $ 6,374     $1,109     $ 8,162
Commercial                                 1,236       7,739      2,538      11,513
                                          ------     -------     ------     -------
                                          $1,915     $14,113     $3,647     $19,675
                                          ======     =======     ======     =======

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

      Adjustable-rate mortgage loans ("ARMs") are offered by First Federal for terms of up to 30 years. The interest rate adjustment periods on the residential ARMs are either one, three or five years. The maximum allowable adjustment at each adjustment date is usually 2% with a maximum adjustment of 6% over the term of the loan. The interest rate adjustments on one-year, three-year and five-year residential ARMs presently originated by First Federal are tied to changes in the weekly average yield on one-, three- and five-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin, typically 312.5 basis points (100 basis points equals one percent), to the index. From time to time, First Federal originates residential ARMs that have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level. First Federal attempts to reduce such risk by underwriting such loans at the fully-indexed rate. Most of the loans in First Federal's portfolio that were written at reduced rates have been through at least one adjustment cycle.

      In the past, selected fixed-rate mortgage loans originated by First Federal, including loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"), have been originated for sale. A majority of the fixed-rate residential real estate loans in First Federal's loan portfolio at September 30, 2003 were originated prior to 1981. See "Loan Originations, Purchases and Sales." During fiscal year 2003, First Federal retained $2.3 million of the $54.1 million fixed-rate residential real estate loans it originated during the year. Loan demand is affected by competition, interest rates, general economic conditions, and the availability of funds for lending. See Exhibit
99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

      First Federal's one-to-four family residential real estate loan portfolio, including loans for the construction of one-to-four family residences, was approximately $97.5 million at September 30, 2003, and represented 46.68% of total loans.

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

      At September 30, 2003, loans secured by multifamily properties totaled approximately $9.7 million, or 4.67% of total loans, the largest of which had a balance of $1.6 million. There were no multifamily real estate loans delinquent or included in classified assets at September 30, 2003.

      Construction Loans. First Federal offers loans to owner-occupants for the construction of single-family homes. Such loans are offered with adjustable rates of interest. Once the construction is complete the loan automatically converts to an amortizing loan for terms of up to 30 years. The borrower pays only interest for the first six months while the residence is being constructed. At September 30, 2003, a total of $8.2 million, or approximately 3.91%, of First Federal's total loans consisted of construction loans. First Federal currently has no multifamily or nonresidential real estate construction loans in its portfolio. There were no construction loans delinquent at September 30, 2003.

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

      At September 30, 2003, First Federal had a total of $24.7 million, or 11.83% of loans, invested in nonresidential real estate loans, the largest of which had a balance of $1.4 million. There were no nonresidential real estate loans delinquent at September 30, 2003.

      Consumer Loans. First Federal makes various types of consumer loans, including automobile loans, loans made to depositors on the security of their deposit accounts, home improvement loans, home equity lines-of-credit, other secured loans and unsecured personal loans. Consumer loans, except home equity lines-of-credit, are generally made at fixed rates of interest for terms of up to seven years. Home equity lines-of-credit generally have interest rates which adjust monthly based on changes in the composite prime rate of 75% of the thirty largest U.S. banks, as reported by The Wall Street Journal.

      Automobile loans are originated by First Federal directly and indirectly in conjunction with automobile dealers in First Federal's primary market area. During 2003, approximately 35.97% of the automobile loans originated by First Federal were originated in conjunction with automobile dealers. When loans are originated in such manner, the dealer takes the loan application and receives a fee if the loan is approved by First Federal. Automobile loans are secured by the automobile purchased with the loan proceeds.

      At September 30, 2003, automobile loans totaled approximately $36.1 million, or 17.31% of total loans. This is a decrease from $41.3 million, or 20.50% of total loans, as of September 30, 2002.

      Home equity lines-of-credit are originated for terms of up to ten years. Such loans are secured by a first or second mortgage on the borrower's principal residence. First Federal originates home equity lines-of-credit based on a combined LTV of not more than 85% for the first mortgage, if any, and the line-of-credit. Home equity lines-of-credit totaled $18.1 million, or 8.65% of First Federal's total loans, at such date.

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

      At September 30, 2003 First Federal had approximately $65.4 million, or 31.31% of total loans, invested in consumer loans. Such amount complied with federal regulations limiting the aggregate amount of consumer loans in which a savings association can invest. Consumer loans with aggregate balances of $1,018,000 were delinquent at September 30, 2003.

      Commercial Loans. Commercial loans totaled $11.5 million at September 30, 2003. First Federal has new and used car floor-planning programs for five local car dealers totaling $5.0 million at September 30, 2003. The floor-plan loans are loans to automobile dealers to finance the purchase of automobiles by the dealers, and are secured by the title of the cars. First Federal intends to originate commercial loans on a very select basis in the future. Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. First Federal attempts to minimize such risks through prudent underwriting practices. There were no commercial loans delinquent at September 30, 2003.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by First Federal's lending staff and walk-in customers.

      Conventional mortgage loan applications are taken by one of First Federal's branch managers or loan personnel. First Federal obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of all necessary information on the credit history of the borrower, the application for a loan over $150,000 is submitted to the President and the principal lending officer of First Federal for approval. Loans for more than $322,700 must be approved by the Loan Committee of the Board of Directors.

      First Federal's policy is to obtain a Phase I environmental site assessment on commercial properties unless something comes to the attention of First Federal that warrants further assessments. No assessment is required on residential properties.

      If a mortgage loan application is approved, an attorney's opinion of title is obtained on the real estate that will secure the mortgage loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name First Federal as an insured mortgagee.

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

      First Federal sells most of its fixed rate loans in the secondary market. First Federal retains servicing on loans sold in such manner, from which it derives servicing income. First Federal sells loans on a per loan basis in an attempt to minimize risk of loss on the sale of such loans. In 1998, First Federal began to retain for its portfolio a portion of the 15-year fixed-rate mortgages originated. For fiscal year 2003, $9.7 million of 15-year fixed-rate loans were retained for the portfolio.

      The following table presents First Federal's mortgage loan origination, purchase and sale activity for the periods indicated:


                                          Year ended September 30,
                                     ---------------------------------
                                       2003        2002         2001
                                       ----        ----         ----
                                           (Dollars in thousands)

Loans originated:
  Adjustable-rate:
  ----------------
  Real estate:
    One-to-four family (1)           $ 54,745    $ 36,530     $ 35,642
    Multifamily                         2,266       2,531           75
    Nonresidential                      6,247       6,866        4,910
  Consumer (2)                         26,815      37,069       30,982
                                     --------    --------     --------
      Total adjustable-rate loans    $ 90,073    $ 82,996     $ 71,609
                                     --------    --------     --------

  Fixed-rate:
  -----------
  Real estate:
    One-to-four family (1)           $ 53,737    $ 38,295     $ 23,907
    Multifamily                           352           -            -
    Nonresidential                      7,412       1,568          714
  Consumer                             22,821      31,212       28,916
                                     --------    --------     --------
      Total fixed-rate loans         $ 84,322    $ 71,075     $ 53,537
                                     --------    --------     --------
      Total loans originated         $174,395    $154,071     $125,146
                                     ========    ========     ========
Loans sold                             51,793      35,007       21,682
                                     --------    --------     --------
Principal repayments (3)              115,151     127,092      104,846
                                     --------    --------     --------
      Total reductions                166,944     162,099      126,528
                                     ========    ========     ========
Change in other items - net (4)         2,499         150       (2,263)
                                     --------    --------     --------
      Net increase (decrease)        $  9,950    $ (7,878)    $ (3,645)
                                     ========    ========     ========

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

      Based on such limits, First Federal was able to lend approximately $2.9 million to any one borrower at September 30, 2003. The largest amount First Federal had outstanding to one borrower was $2.9 million. Such loan was secured by non-residential real estate and was current at September 30, 2003. See "REGULATION - OTS Regulations -- Lending Limits."

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

      When deemed appropriate by management, First Federal institutes action to foreclose on the real estate or to acquire the real estate by deed in lieu of foreclosure. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies and the property's value. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by First Federal.

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

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                                          At September 30,
                                         -----------------------------------------------------------------------------------
                                                   2003                         2002                         2001
                                         -------------------------    -------------------------    -------------------------
                                                     Percent of                   Percent of                   Percent of
                                         Amount    total net loans    Amount    total net loans    Amount    total net loans
                                         ------    ---------------    ------    ---------------    ------    ---------------
                                                                        (Dollars in thousands)

Real estate loans delinquent for:
  30 to 59 days                          $  525         0.31%         $  614         0.31%         $1,060         0.52%
  60 to 89 days                              43         0.01              21         0.01              20         0.01
  90 or more days                           162         0.14             276         0.14             432         0.21
                                         ------         ----          ------         ----          ------         ----
  Total delinquent real estate loans     $  730         0.46          $  911         0.46          $1,512         0.74
                                         ------         ----          ------         ----          ------         ----

Consumer loans delinquent for:
  30 to 59 days                             373         0.16             315         0.16             753         0.37
  60 to 89 days                             126         0.06             115         0.06             148         0.07
  90 or more days                           519         0.17             328         0.17             319         0.16
                                         ------         ----          ------         ----          ------         ----
      Total delinquent consumer loans     1,018         0.39             758         0.39           1,220         0.60
                                         ------         ----          ------         ----          ------         ----
      Total delinquent loans             $1,748         0.85%         $1,669         0.85%         $2,732         1.34%
                                         ======         ====          ======         ====          ======         ====

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

      The following table sets forth information with respect to the accrual and nonaccrual status of First Federal's loans that are 90 days or more past due and other nonperforming assets as of the dates indicated:


                                                           September 30,
                                             -----------------------------------------
                                             2003     2002     2001     2000     1999
                                             ----     ----     ----     ----     ----
                                                      (Dollars in thousands)

Loans accounted for on a non-accrual
 basis:
  Real estate:
    Residential                              $ 108    $   0    $ 328    $ 184    $ 316
    Nonresidential                               0        0        0        0        0
  Consumer                                     501      485      342      325      432
                                             -----    -----    -----    -----    -----
      Total nonaccrual loans                 $ 609    $ 485    $ 670    $ 509    $ 748
                                             -----    -----    -----    -----    -----

Accruing loans which are contractually
 past due 90 days or more:
  Real estate:
    Residential                              $  81    $ 276    $ 183    $   0    $  64
    Nonresidential                               0        0        0        0        0
  Consumer                                       0        0        0        0        0
                                             -----    -----    -----    -----    -----
      Total accruing loans which are
       90 days past due                      $  81    $ 276    $ 183    $   0    $  64
                                             -----    -----    -----    -----    -----
      Total nonaccrual loans and accruing
       loans which are 90 days past due      $ 690    $ 761    $ 853    $ 509    $ 812
                                             =====    =====    =====    =====    =====
Percentage of total net loans                 0.34%    0.39%    0.42%    0.25%    0.45%
                                             =====    =====    =====    =====    =====
Other nonperforming assets - net             $   0    $   0    $   0    $   0    $   0
                                             =====    =====    =====    =====    =====

      During the year ended September 30, 2003, $117,202 of interest income would have been recorded on nonaccruing loans had such loans been accruing and $61,244 of interest income on those loans was included in net income for the period. During the periods shown, First Federal had no restructured loan within the meaning of SFAS No. 15.

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

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:


                                     At September 30,
                                 ------------------------
                                 2003     2002      2001
                                 ----     ----      ----
                                  (Dollars in thousands)

Classified assets
  Substandard                    $675    $1,138    $  909
  Doubtful                          -         -         -
  Loss                            184       337       219
                                 ----    ------    ------
      Total classified assets    $859    $1,475    $1,128
                                 ====    ======    ======

      Assets classified as substandard or doubtful require First Federal to establish prudent general allowances for loan losses. If an asset, or portion thereof, is classified as loss, First Federal will establish specific allowances for losses as a percent of the principal balance delinquent or charge off such amounts. First Federal maintains an allowance for loan losses with respect to loans that are classified and an allowance for loss on property held for future sale for other classified assets in excess of a percentage of the collateral value.


                                                         Year ended September 30,
                                            --------------------------------------------------
                                             2003       2002       2001       2000       1999
                                             ----       ----       ----       ----       ----

Balance at beginning of period              $1,688     $1,605     $1,828     $1,821     $2,042
Charge-offs
  Mortgage loans                               (27)         -       (104)         -          -
  Consumer loans                              (576)      (312)      (229)      (197)      (497)
                                            ------     ------     ------     ------     ------
    Total charge-offs                         (603)      (312)      (333)      (197)      (497)
                                            ------     ------     ------     ------     ------
Recoveries
  Mortgage loans                                11          -          -          -          -
  Consumer loans                               143         38         27         43         94
                                            ------     ------     ------     ------     ------
    Total recoveries                           154         38         27         43         94
                                            ------     ------     ------     ------     ------
    Net (charge-offs) recoveries              (449)      (274)      (306)      (154)      (403)
                                            ------     ------     ------     ------     ------
Provision for loss                             270        357         83        161        182
                                            ------     ------     ------     ------     ------
Balance at end of period                    $1,509     $1,688     $1,605     $1,828     $1,821
                                            ======     ======     ======     ======     ======
Ratio of net (charge-offs) recoveries to
  average loans outstanding                  (0.23)%    (0.14)%    (0.15)%    (0.07)%    (0.24)%
                                            ======     ======     ======     ======     ======

      First Federal classified no loans meeting the definition of impaired during the years ended September 30, 2003 and 2002.

      The following table sets forth an analysis of First Federal's allowance for loan losses allocated by type of loan:


                                                                   At September 30,
                   ----------------------------------------------------------------------------------------------------------------
                           2003                   2002                   2001                   2000                   1999
                   --------------------   --------------------   --------------------   --------------------   --------------------
                            Percent of             Percent of             Percent of             Percent of             Percent of
                             loans in               loans in               loans in               loans in               loans in
                            category to            category to            category to            category to            category to
                   Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans
                   ------   -----------   ------   -----------   ------   -----------   ------   -----------   ------   ------------
                                                                (Dollars in thousands)

Mortgage loans     $  305      63.18%     $  335      62.53%     $  341      62.70%     $  479      63.44%     $  572      69.52%
Consumer loans        781      31.31         974      33.94         876      34.05         976      33.99         881      29.08
Commercial loans       73       5.51          29       3.53          38       3.25          23       2.57          18       1.40
Unallocated           350          -         350          -         350          -         350          -         350          -
                   ------     ------      ------     ------      ------     ------      ------     ------      ------     ------
      Total        $1,509     100.00%     $1,688     100.00%     $1,605     100.00%     $1,828     100.00%     $1,821     100.00%
                   ======     ======      ======     ======      ======     ======      ======     ======      ======     ======

      The allocation of the allowance does not restrict the ability of First Federal to utilize such allocated amounts for other types of loans.

      The amount of First Federal's loan loss allowance is based on its historical five-year average loss experience for various types of mortgage and consumer loans that are not classified assets, the level of classified assets, general economic conditions and other variables. For assets for which a specific reserve has been established for the portion of the asset classified "loss," general valuation allowances are typically not established for the balance of the asset classified "substandard." At September 30, 2003,

First Federal had no assets classified "doubtful." First Federal's loan loss allowance at September 30, 2003 was considered by management to be adequate. See Exhibit 99.2, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995" attached hereto, which is incorporated herein by reference.

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

      The following table sets forth an analysis of First Federal's investment portfolio at the dates indicated:


                                                                   At September 30,
                                         -------------------------------------------------------------------
                                                 2003                    2002                    2001
                                         -------------------     -------------------     -------------------
                                         Book     Percent of     Book     Percent of     Book     Percent of
                                         value       total       value       total       value       total
                                         -----    ----------     -----    ----------     -----    ----------
                                                                (Dollars in thousands)

Investment securities:
  U.S. Government securities and
   agency obligations                    $8,119      95.86%     $ 9,613      95.08%     $10,053      93.30%
  Obligations of states and
   political subdivisions                    48        .57           82        .81          108       1.00
                                         ------     ------      -------     ------      -------     ------
      Total investment securities         8,167      96.43        9,695      95.89       10,161      94.30
                                         ------     ------      -------     ------      -------     ------
  Mortgage-backed securities                303       3.57          415       4.11          614       5.70
                                         ------     ------      -------     ------      -------     ------
      Total investment securities and
       mortgage-backed securities        $8,470     100.00%     $10,110     100.00%     $10,775     100.00%
                                         ======     ======      =======     ======      =======     ======
Average remaining life of
 investment securities and
 mortgage-backed securities                  1.01 years             1.04 years              1.54 years
Adjusted weighted average
 maturity of investment securities           7.4 months             6.7 months              9.9 months

      The composition and maturities of First Federal's investment securities and mortgage-backed securities are indicated in the following table:


                                                                  At September 30, 2003
                                   ----------------------------------------------------------------------------------
                                                                                                Total investment
                                   Less than       1 to 5       5 to 10         Over               securities
                                     1 year        years         years        10 years     --------------------------
                                   Book value    Book value    Book value    Book value    Book value    Market value
                                   ----------    ----------    ----------    ----------    ----------    ------------
                                                                 (Dollars in thousands)

U.S. Government securities
 and agency obligations              $6,074        $2,045         $   -         $  -         $8,119         $8,147
Obligation of states and
 political subdivisions                   -            48             -            -             48             48
Mortgage-backed securities                -             -             -          303            303            303
                                     ------        ------         -----         ----         ------         ------
Total investment securities and
 mortgage-backed securities          $6,074        $2,093         $   -         $303         $8,470         $8,498
                                     ======        ======         =====         ====         ======         ======
Weighted average yield                 2.05%         1.84%         0.00%        5.71%          2.13%             -


Deposits and Borrowings

      General. Deposits have traditionally been the primary source of First Federal's funds for use in lending and other investment activities. In addition to deposits, First Federal derives funds from borrowings from the FHLB, the Federal Reserve Bank, interest payments and principal repayments on loans and other earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. Borrowings from the FHLB of Cincinnati have been used to compensate for reductions in the availability of funds from other sources.

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

      First Federal's deposits were represented by the various types of savings programs described in the following table, at the dates indicated:


                                                                              At September 30,
                                           --------------------------------------------------------------------------------------
                                                      2003                         2002                         2001
                                           --------------------------    --------------------------    --------------------------
                                                         Percent of                    Percent of                    Percent of
                                            Amount     total deposits     Amount     total deposits     Amount     total deposits
                                            ------     --------------     ------     --------------     ------     --------------
                                                                           (Dollars in thousands)

NOW accounts:
  Noninterest bearing                      $  7,903           5%         $  8,253           5%         $  6,426           4%
  Money market                               43,217          26            47,935          30            33,257          23
Passbook and statement savings accounts      30,753          19            20,185          13            19,850          14
                                           --------         ---          --------         ---          --------         ---
      Total transaction accounts             81,873          50            76,373          48            59,533          41
                                           --------         ---          --------         ---          --------         ---

Certificates of deposit:
  Negotiated-rate certificates               15,120           9            12,829           8            14,769          10
  Money-market certificates:
    3 to 6 months                             3,567           2             4,029           3             4,164           3
    12 to 23 months                          24,409          15            32,974          21            48,698          33
    2 to 21/2 years                           7,898           5             8,191           5             8,532           6
    3 to 31/2 years                          22,935          14            16,093          10             5,456           4
    4 to 41/2 years                           2,141           1             1,995           1               786           -
    5 years and greater                       6,219           4             4,878           4             3,971           3
                                           --------         ---          --------         ---          --------         ---
      Total certificates of deposit          82,289          50            80,989          52            86,376          59
                                           --------         ---          --------         ---          --------         ---
Christmas club and other
 noninterest-bearing accounts                   285           -               326           -               342           -
                                           --------         ---          --------         ---          --------         ---
      Total deposits                       $164,447         100%         $157,688         100%         $146,251         100%
                                           ========         ===          ========         ===          ========         ===

      The following table presents the amount and remaining maturities of time deposits at September 30, 2003:


                                                    Amount Due
                         ----------------------------------------------------------------
                          Up to      Over one year     Over 3 years     Over
        Rate             one year     to 3 years        to 5 years     5 years     Total
        ----             --------    -------------     ------------    -------     -----
                                              (Dollars in thousands)

Total amount maturing    $32,104        $46,228           $3,942       $  15      $82,289
Weighted average rate       2.34%          3.18%            4.05%       6.83%        2.89%

      The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2003 and September 30, 2002:


         Maturity             At September 30, 2003    At September 30, 2002
         --------             ---------------------    ---------------------
                                          (Dollars in thousands)

Three months or less                 $ 1,717                  $ 2,942
Over 3 months to 6 months              1,782                    2,730
Over 6 months to 12 months             3,783                    5,900
Over twelve months                    14,862                    8,379
                                     -------                  -------
Total                                $22,144                  $19,951
                                     =======                  =======

      The following table presents First Federal's deposit account balance activity for the periods indicated:


                                                    Year ended September 30
                                             -------------------------------------
                                                2003          2002          2001
                                                ----          ----          ----
                                                     (Dollars in thousands)

Beginning balance                            $ 157,688     $ 146,251     $ 158,720
Deposits                                       591,598       583,816       561,101
Withdrawals                                   (587,716)     (575,485)     (578,518)
Interest credited                                2,877         3,106         4,948
                                             ---------     ---------     ---------
Ending balance                               $ 164,447     $ 157,688     $ 146,251
                                             =========     =========     =========
      Net increase (decrease) in deposits    $   6,759     $  11,437     $ (12,469)
                                             ---------     ---------     ---------
Percent increase (decrease) in deposits           4.29%         7.82%        (7.86%)

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

      The following table presents the maximum amount of First Federal's FHLB advances outstanding at September 30, 2003, 2002 and 2001, and the average aggregate balances of FHLB advances outstanding during the years ended September 30, 2003, 2002 and 2001:


                                                   At or for the
                                              year ended September 30
                                          -------------------------------
                                            2003        2002        2001
                                            ----        ----        ----
                                               (Dollars in thousands)

Maximum amount of FHLB advances
 outstanding during period                $50,305     $65,796     $65,796
Average amount of FHLB advances
 outstanding during period                $42,627     $58,520     $54,394
Amount of FHLB advances outstanding at
 end of period                            $46,285     $45,719     $65,796
Weighted average interest cost of FHLB
 advances during period based on
 month-end balances                          4.88%       5.63%       5.83%

      First Federal had $6.4 million of variable-rate advances with original maturities of less than 90 days at September 30, 2003. Fixed-rate long-term advances with a 5.23% weighted average rate consisted of the following by scheduled maturity:


                                      As of September 30, 2003
                                      ------------------------
                                                    Weighted
                                      Amount      Average Rate
                                      ------      ------------

One year or less                      $ 6,016         5.72%
More than one year through 3 years    $15,032         5.76%
More than 3 years through 5 years     $14,032         4.68%
More than 5 years through 10 years    $ 4,845         4.54%

      The following table sets forth certain information relating to First Federal's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from month-end balances, which include nonaccruing loans in the loan portfolio net of the allowance for loss. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented. Yields on tax-exempt assets have been computed on a fully tax-exempt basis assuming a tax rate of 34.50%.


                                                                     Year ended September 30,
                                   -------------------------------------------------------------------------------------------
                                                2003                           2002                           2001
                                   -----------------------------  -----------------------------  -----------------------------
                                     Average    Interest            Average    Interest            Average    Interest
                                   outstanding  earned/   Yield/  outstanding  earned/   Yield/  outstanding  earned/   Yield/
                                     balance      paid     rate     balance      paid     rate     balance      paid     rate
                                   -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
                                                                      (Dollars in thousands)

Interest-earning assets:
  Loans receivable-net (1)         $197,346     $13,401   6.79%   $197,243     $15,130   7.67%   $201,853     $17,401   8.62%
  Mortgage-backed securities            368          23   6.25         520          40   7.69         685          52   7.59
  Interest-bearing deposits in
   FHLB                               1,500          11    .75       1,500          24   1.60         465          18   3.87
  Investment securities              15,431         480   3.11      15,397         638   4.14      16,764       1,009   6.02
                                   --------     -------           --------     -------           --------     -------
Total interest-earning assets      $214,645     $13,915   6.48    $214,660     $15,832   7.38    $219,767     $18,480   8.41
                                   ========     =======           ========     =======           ========     =======

Noninterest-earning assets:
  Cash                                4,133                          5,544                          5,250
  REO                                    44                             97                             33
  Fixed assets                        6,597                          6,597                          6,283
  Other assets                        2,854                          2,718                          1,388
                                   --------                       --------                       --------
Total assets                       $228,273                       $229,616                       $232,721
                                   ========                       ========                       ========

Interest-bearing liabilities:
  Certificates of deposit          $ 81,320     $ 2,717   3.34    $ 79,867     $ 3,579   4.48    $100,938     $ 6,185   6.13
  Passbook accounts                  31,878         307    .96      20,581         146    .71      20,374         270   1.33
  NOW accounts                       45,347         406    .90      39,253         529   1.35      31,376         675   2.15
  FHLB advances                      42,621       2,079   4.88      58,520       2,777   4.75      54,394       3,173   5.83
                                   --------     -------           --------     -------           --------     -------
  Total interest-bearing
   liabilities                     $201,166     $ 5,509   2.74    $198,221     $ 7,031   3.55    $207,082     $10,303   4.98
                                   ========     =======           ========     =======           ========     =======

Noninterest-bearing liabilities:
  Noninterest-bearing NOW
   accounts                           7,388                          8,402                          7,736
  Other liabilities                   1,702                          1,300                          1,330
  Shareholders' equity               18,017                         18,428                         16,573
                                   --------                       --------                       --------
  Total liabilities and equity     $228,273                       $229,616                       $232,721
                                   ========                       ========                       ========

Net interest income; interest
 rate spread                                    $ 8,406   3.74                 $ 8,801   3.87                 $ 8,177   3.43
                                                =======                        =======                        =======

Net interest yield (2)                                    3.92                           4.10                           3.72
Average interest-earning
 assets to average interest-
 bearing  liabilities                106.70%                        108.29%                        106.13%

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

      Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV that would result from theoretical changes in market interest rates.

      Presented below, as of September 30, 2003, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.


                                    September 30, 2003
                                  ----------------------
       Change in Interest Rate    $ Change      % Change
            (Basis Points)         In NPV        in NPV
       -----------------------    --------      --------
                                  (Dollars in thousands)

                +300              $ 2,712         11%
                +200              $ 2,341          9%
                +100              $ 1,377          6%
                   0                    0          0
                -100              $(1,541)        (6)%

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


                                                                        Year ended September 30,
                                     --------------------------------------------------------------------------------------------
                                             2003 vs. 2002                   2002 vs. 2001                   2001 vs. 2000
                                     -----------------------------   -----------------------------   ----------------------------
                                     Increase (Decrease)             Increase (Decrease)             Increase (Decrease)
                                            due to                          Due to                          due to
                                     Volume       Rate      Total     Volume      Rate      Total     Volume      Rate      Total
                                     ------       ----      -----     ------      ----      -----     ------      ----      -----
                                                                             (In thousands)

Interest income attributable to:
  Loans receivable                    $  8      $(1,737)   $(1,729)   $(390)    $(1,881)   $(2,271)   $ 632     $ 816      $1,448
  Mortgage-backed securities           (10)          (7)       (17)     (13)          1        (12)     (13)        5          (8)
  Investment securities                  1         (172)      (171)     (19)       (346)      (365)     109       (61)         48
                                      ----      -------    -------    -----     -------    -------    -----     -----      ------
      Total interest income           $ (1)     $(1,916)   $(1,917)   $(422)    $(2,226)   $(2,648)   $ 728     $ 760      $1,488
                                      ====      =======    =======    =====     =======    =======    =====     =====      ======

Interest expense attributable to:
  Deposits                            $719      $(1,543)   $  (824)   $(564)    $(2,312)   $(2,876)   $ 393     $ 524      $  917
  FHLB advances                       (776)          78       (698)     275        (671)      (396)    (139)     (262)       (401)
                                      ----      -------    -------    -----     -------    -------    -----     -----      ------
      Total interest expense          $(57)     $(1,465)   $(1,522)   $(289)    $(2,983)   $(3,272)   $ 254     $ 262      $  516
                                      ====      =======    =======    =====     =======    =======    =====     =====      ======

Increase (decrease) in net
 interest income                      $ 56      $  (451)   $  (395)   $(133)    $   757    $   624    $ 474     $ 498      $  972
                                      ====      =======    =======    =====     =======    =======    =====     =====      ======

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

      First Federal is the only thrift institution which has its principal offices in Muskingum County, Ohio, but several commercial banks and thrifts have offices in First Federal's primary market area. Of the eight banks and thrifts that have offices in Muskingum County, First Federal ranks approximately third in deposit share with 12.07% of the savings market as of June 30, 2003, and ranks second in real estate originations with 11.26% of the mortgage loan originations for the first nine months of the 2003 calendar year.

Personnel

      As of September 30, 2003, First Federal had 65 full-time employees and 24 part-time employees. First Federal believes that relations with its employees are excellent. First Federal offers health and life insurance benefits. None of the employees of First Federal are represented by a collective bargaining unit.

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

      Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 2003:


                                  At September 30, 2003
                                  ---------------------
                                               Percent
                                  Amount      of assets
                                  ------      ---------
                                  (Dollars in thousands)

Tangible capital                  $17,844       7.59%
Tangible capital requirement        3,528       1.50
                                  -------      -----
  Excess                          $14,316       6.09%
                                  =======      =====
Core capital                      $17,844       7.59%
Core capital requirement (1)        9,408       4.00
                                  -------      -----
  Excess                          $ 8,436       3.59%
                                  =======      =====
Total capital                     $19,170      10.69%
Risk-based capital requirement     14,344       8.00
                                  -------      -----
  Excess                          $ 4,826       2.69%
                                  =======      =====

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

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. Certain regulatory actions are mandated or recommended for savings associations that are deemed to be well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, after notice and an opportunity for hearing, if the association is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice, including a less than satisfactory examination rating on matters other than capital. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at September 30, 2003, meets the standards for the highest category, a "well-capitalized" association.

      Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). QTIs are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL Test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. The QTL Test can also be met by qualifying as a "domestic building and loan" under the Internal Revenue Code of 1986, as amended (the "Code"). Under this test, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 2003, First Federal met the QTL Test.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to limits on loans to one borrower, and the total of all such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's total capital (or 200% of total capital for a qualifying institution with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. First Federal was in compliance with such restrictions at September 30, 2003.

      Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Bancorp is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. First Federal was in compliance with these requirements and restrictions at September 30, 2003.

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

      Bancorp is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2003, First Federal met the QTL Test.

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

FRB Regulations

      FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. Such regulations generally require that reserves of 3% be maintained against deposits in transaction accounts up to $45.4 million (subject to an exemption of up to $6.6 million), and that an initial reserve of 10% be maintained against that portion of total net transaction accounts in excess of $45.4 million. These percentages are subject to adjustment by the FRB. At September 30, 2003, First Federal was in compliance with the reserve requirements then in effect and the current requirements.

Federal Home Loan Banks

      The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of First Federal's aggregate outstanding principal loan balance or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $4,783,400 at September 30, 2003.

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

Item 2.     Description of Property.

      The following table sets forth certain information at September 30, 2003 regarding the properties on which the main office and each branch office of First Federal is located and other office properties owned by First Federal:


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

      First Federal also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of First Federal's investment in office premises and equipment totaled $7.1 million at September 30, 2003. First Federal believes such properties are adequately insured. See Notes to Consolidated Financial Statements for additional information.

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

                                   PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

      Price information with respect to Bancorp's common shares is listed on The Nasdaq SmallCap Market ("Nasdaq") under the symbol of FFBZ. The following table sets forth the range of high and low bid information for the common shares of Bancorp, as quoted by Nasdaq, together with the dividends declared per common share for each quarter during the fiscal years ended September 30, 2003 and 2002.


                           09/03     06/03     03/03     12/02     09/02    06/02    03/02    12/01
                           -----     -----     -----     -----     -----    -----    -----    -----

Dividend Declared          $0.055    $0.055    $0.055    $0.055    $0.05    $0.05    $0.05    $0.045

High Bid During Quarter     8.31      7.79      8.00      8.18      8.20     8.34     7.93     6.35

Low Bid During Quarter      7.30      7.20      7.43      7.75      6.42     6.73     6.00     5.65

Last Bid Of Quarter         8.12      7.63      7.59      7.95      7.88     7.20     7.790    6.00

      The foregoing quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

      Bancorp had 3,260,681 common shares outstanding and held of record by approximately 292 stockholders as of November 30, 2003. Bancorp's common shares are traded on The Nasdaq SmallCap Market under the symbol of FFBZ.

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

      As of September 30, 2003, the following are compensation plans under which equity securities of Bancorp are authorized for issuance:


-----------------------------------------------------------------------------------------------------------------------
Plan category                        Number of securities    Weighted-average        Number of securities remaining
                                     to be issued upon       exercise price of       available for future issuance
                                     exercise of             outstanding options,    under equity compensation plans
                                     outstanding options,    warrants and rights     (excluding securities reflected in
                                     warrants and rights                             column (a))
                                     (a)                     (b)                     (c)
-----------------------------------------------------------------------------------------------------------------------

Equity compensation plans
 approved by security holders              351,665                  $5.89                          309,329
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
 not approved by security holders                0                      0                                0
-----------------------------------------------------------------------------------------------------------------------
Total                                      351,665                  $5.89                          309,329
-----------------------------------------------------------------------------------------------------------------------

Item 6.     Management's Discussion and Analysis or Plan of Operations.

General

      First Federal is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in loans secured by one-to-four family residential real estate located primarily in eastern Ohio. First Federal also originates consumer loans, primarily direct and indirect loans for the purchase of automobiles, loans secured by multifamily real estate (over four units) and nonresidential real estate, other types of consumer loans, including home equity and home improvement loans, secured and unsecured lines-of-credit, and commercial loans. First Federal also invests in U.S. government and agency obligations, interest-bearing deposits in other banks, mortgage-backed securities and other investments permitted by applicable law.

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

      2. Management's belief that deposits will increase during fiscal year 2004;

      3. Management's anticipation that loan demand will remain stable, but that the mortgage loan portfolio may decrease if lower interest rates make adjustable mortgages, which are held in portfolio rather than being sold, less attractive;

      4. Management's anticipation that advances from the FHLB will decrease as savings increase during fiscal year 2004;

      5. Management's anticipation that adjustable-rate loans will reprice lower in fiscal year 2004 if interest rates remain relatively stable or decrease;

      6. Legislative changes with respect to the activities of financial institutions; and

      7. Management's expectation that the amount of its consumer loans will remain stable.

Selected Consolidated Financial Data

      The following table sets forth certain information concerning the consolidated financial condition and results of operations of First Federal Bancorp, Inc. as of and for the periods indicated:


Selected financial information                      At or for the year ended September 30,
and other data                             --------------------------------------------------------
t                                             2003        2002       2001         2000        1999
                                             ----        ----       ----         ----        ----
                                               (Dollars in thousands except for per share data)

Total amount of:
  Assets                                   $234,528    $226,451    $234,769    $236,877    $209,860
  Mortgage-backed securities                    303         416         614         739         969
  Loans receivable - net                    205,476     195,525     203,404     207,049     178,949
  Federal funds sold and
   other short-term investments               1,500       1,500       1,500           0          25
  Interest-bearing deposits in other
   financial institutions                     2,193         698         996       1,386       2,497
  Investment securities and FHLB stock       12,950      14,286      14,535      14,711      13,496
  Deposits                                  164,447     157,688     146,251     158,720     145,120
  Borrowed funds                             46,285      45,719      66,796      58,205      45,568
  Stockholders' equity                       22,078      21,294      19,976      18,118      17,652
Number of:
  Real estate loans outstanding               2,570       2,551       2,619       2,634       2,713
  Consumer loans outstanding                  5,908       6,537       7,536       7,836       6,769
  Deposit accounts                           16,874      16,969      17,784      18,898      19,786
  Full service offices                            6           6           6           6           6

Summary of operations                        2003        2002       2001         2000        1999
                                             ----        ----       ----         ----        ----

  Total interest income                    $ 13,915    $ 15,832    $ 18,480    $ 16,992    $ 15,639
  Total interest expense                      5,509       7,031      10,303       9,787       8,662
                                           --------    --------    --------    --------    --------
  Net interest income                         8,406       8,801       8,177       7,205       6,977
  Provision for loan losses                     270         357          83         161         182
                                           --------    --------    --------    --------    --------
  Net interest income after
   provision for loan losses                  8,136       8,444       8,094       7,044       6,795
  Noninterest income                          1,793       1,395       1,586       1,068         974
  Noninterest expense                         7,146       6,957       5,974       5,581       5,515
                                           --------    --------    --------    --------    --------

  Income before federal income tax            2,783       2,882       3,706       2,531       2,254
  Provision for federal income taxes            960       1,015       1,301         914         746
                                           --------    --------    --------    --------    --------
  Net income                                  1,823       1,867       2,405    $  1,617    $  1,508
                                           ========    ========    ========    ========    ========

  Basic earnings per share                 $    .56    $    .58    $    .77    $    .51    $    .47
                                           ========    ========    ========    ========    ========

  Diluted earnings per share               $    .54    $    .56    $    .73    $    .48    $    .44
                                           ========    ========    ========    ========    ========

  Cash dividend declared per share         $   0.22    $  0.195    $  0.175    $   0.16    $   0.16
  Weighted average common and
   common equivalent shares
    Basic                                 3,236,642   3,205,099   3,118,269   3,168,193   3,176,462
    Diluted                               3,349,713   3,357,180   3,305,508   3,377,400   3,395,617





                                                    At or for the year ended September 30,
                                           --------------------------------------------------------
Key Operating Ratios                         2003        2002       2001         2000        1999
                                             ----        ----       ----         ----        ----
                                               (Dollars in thousands except for per share data)

Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and all
 interest-bearing liabilities) at end
 of period                                     3.74%       3.87%       3.51%       3.21%       3.29%
Average interest rate spread                   3.68        3.83        3.43        3.18        3.35
Net interest yield (net interest
 income divided by average interest-
 earning assets)                               3.92        4.10        3.72        3.42        3.53
Return on stockholders' equity (1)             8.44        8.95       12.73        9.03        8.83
Return on assets (2)                            .80         .81        1.03         .72         .71
Average interest-earning assets to
 average interest-bearing liabilities        106.70      108.29      106.13      105.10      104.37
Stockholders' equity to total assets at
 end of period                                 9.41        9.40        8.51        7.65        8.41
Average stockholders' equity to
 average total assets                          9.46        9.09        8.12        7.99        8.05
Dividend payout                               40.42       33.72       22.70       31.37       34.04
Nonperforming assets ratio (total
 nonperforming assets divided by
 total assets) at end of period (3)             .22         .19         .27         .02         .11
Loan loss allowance to net
 loans outstanding at end of period             .73         .86         .79         .88        1.01

--------------------
<F1>  Net income divided by average stockholders' equity.
<F2>  Net income divided by average total assets.
<F3>  Nonperforming assets consist of nonaccruing loans, accruing loans which are past due 90 days or more, real estate owned and property held for future sale.

Financial Condition Data

      Total assets of First Federal increased to $234.5 million at September 30, 2003, from $226.5 million at September 30, 2002. The increase in assets is the result of an increase in net loans receivable of $10.0 million, or 5.12%, from $195.5 million at September 30, 2002, to $205.5 million at September 30, 2003. The increase in loans receivable was comprised of an increase in residential real estate loans of $5.3 million, a $4.4 million increase in commercial loans, a $3.2 million increase in non-residential real estate loans, a $3.0 million increase in home equity loans, a $5.1 million decrease in consumer automobile loans, and a decrease of $841,000 in other consumer loans. The decrease in consumer auto loans was due to a decreased volume in loans originated.

      Investment securities decreased $1.6 million, and interest-bearing deposits in other financial institutions increased $1.5 million. First Federal still retained the level of securities necessary for liquidity. See "Liquidity and Capital Resources." Accrued interest receivable decreased $117,000 at September 30, 2003. FHLB stock increased $192,100.

      The allowance for loan losses decreased from $1,688,000 at September 30, 2002, to $1,509,000 at September 30, 2003. Specific valuation on consumer car loans decreased due to higher collateral values which resulted in less of a reserve needed. Repossessed autos decreased $151,000 from the same period last year. Delinquencies increased to $1.8 million at September 30, 2003 from $1.7 million at September 30, 2002. Real estate loans comprised $730,000 of the September 30, 2003 balance compared to $911,000 at September 2002. The real estate collateral exceeded the balances on the loans, so additional allowances for the loss were not needed. Total nonaccrual loans and accruing loans that are 90 days past due decreased from $761,000 to $690,000. First Federal reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. See Exhibit 99.2 in Form 10-KSB , "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

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

      Deposits increased by $6.8 million, or 4.29%, from $157.7 million at September 30, 2002, to $164.5 million at September 30, 2003. The increase is primarily due to the increase in statement savings and negotiated rate accounts at September 30, 2003. Because customers' uncertainty continues in regards to future interest rates and the stock market, the Savings Bank has experienced increased growth in various non-term products. As the uncertainty of future interest rates and the stock market becomes more clear, it is unknown what impact that will have on the Bank's short-term deposits. The balance of certificates of deposit increased $1.3 million to $82.3 million at September 30, 2003, from $81.0 million at September 30, 2002. At September 30, 2003, FHLB advances totaled $46.3 million, an increase of $566,000 from the $45.7 million of advances outstanding at September 30, 2002. Management believes that deposits will increase during fiscal year 2004 and that it will not be necessary to fund the anticipated steady loan demand with further advances from the FHLB. No assurance can be provided, however, that deposits will increase and that loan demand will remain steady. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

      Stockholders' equity was $22.1 million, or 9.41% of total assets, at September 30, 2003, compared to $21.3 million, or 9.40% of total assets, at September 30, 2002. The increase was attributable to $1.8 million in net income for the 2003 fiscal year and proceeds from exercised options of $247,742, less $711,000 in dividends declared and paid and $576,500 used to purchase 73,414 shares of Bancorp.

Comparison of the Years Ended
September 30, 2003 and 2002

      Bancorp reported net income for the 2003 fiscal year of approximately $1.8 million, compared to $1.9 million in fiscal year 2002. The most significant changes from 2002 to 2003 were the $395,000 decrease in net interest income and the $87,000 decrease in the provision for loan losses, a $398,000 increase in noninterest income, an increase of $189,000 in noninterest expense and a decrease of $55,000 in federal income tax expense.

      Net interest income decreased by $395,000 in fiscal year 2003 compared to fiscal year 2002. Interest income decreased $1.9 million during fiscal year 2003 from $15.8 million during fiscal year 2002. This decrease was a result of the average mortgage loan balance in 2003 remaining stable compared to the average mortgage loan balance in 2002, while the average yield decreased from 7.67% to 6.79%. Loan originations are affected by loan demand, which in turn is affected by interest rates offered, general economic conditions and the availability of funds for lending activities. With the low rates, many loan customers have chosen fixed-rate loans over adjustable-rate loans. This has resulted in selling more loans in the secondary market instead of keeping the loans in First Federal's portfolio. If interest rates remain low and First Federal continues to sell the fixed-rate loans, interest income will be reduced, as will the outstanding portfolio. If interest rates remain relatively stable or decrease during fiscal year 2004, the adjustable-rate mortgage loan portfolio will continue to reprice at lower rates, due to the lower interest rates. No assurance can be provided, however, that interest rates will remain stable or decrease. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of First Federal. Interest expense for fiscal year 2003 decreased $1.5 million from $7.0 million during fiscal year 2002. Included in interest expense for 2003 is approximately $2.1 million of interest on borrowed funds. The decrease in interest expense on borrowed funds is the result of decreased FHLB interest rates on the advances and decreased average balances of borrowed funds as the funds from increased savings were utilized to pay down the advances. The decrease in interest expense on deposits is the result of lower interest rates on deposits and a shift from higher rate certificates of deposit to lower rate demand and savings accounts.

      First Federal's average interest rate spread decreased from 3.87% in fiscal 2002 to 3.74% in fiscal 2003 because the average rate First Federal is earning on interest-earning assets decreased more than the average rate First Federal is paying on interest-bearing liabilities.

      The provision for loan losses was $270,000 in the 2003 fiscal year, a decrease of $87,000 from the 2002 fiscal year. The consumer delinquencies provision decreased $151,000 due to the reduction in repossessed autos. Total delinquencies were $1.8 million at September 30, 2003, of which $1.0 million were on consumer loans, and $1.7 million at September 30, 2002, of which $759,000 were on consumer loans. Total nonaccrual loans and accruing loans that are 90 days past due decreased to $690,000 from $761,000.

      Noninterest income increased for fiscal 2003 by $398,000 from fiscal 2002. This is a result of an increase of $109,000 in gain on loans sold, an increase in other income of $155,000, and an increase of $134,000 in service charges on demand and deposit accounts. This is mainly due to a new program for checking accounts that protects customers from insufficient funds as checks are presented for payment.

      Noninterest expenses increased by $189,000 from fiscal 2002 to fiscal 2003. The increase is largely attributable to the cost of the First Federal Savings Bank of Eastern Ohio Defined Benefit Pension Plan (the "Pension Plan") of $311,000 to terminate the Pension Plan. The Board of Directors of First Federal terminated the Pension Plan effective December 31, 2002. All Pension Plan participants actively employed on the termination date were 100% vested in their accrued benefit as of that date. The Board of Directors of First Federal also adopted a defined contribution plan qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended, to replace the Pension Plan. The defined contribution plan will include employer contributions as well as employer matching contributions based on the employee's participation. Data processing costs decreased $104,000, which resulted from not having expenses related to the conversion to the new core processor in the first quarter of the fiscal year 2002. Occupancy and equipment expense increased $116,000 principally due to the increased utilities and depreciation on the building and furniture and fixtures for the new office in Newcomerstown, Ohio. Advertising increased $37,000 due to additional marketing utilized as competitors in our market areas changed. Other operating expenses increased $152,000 compared to last year due to higher consulting and professional fees and miscellaneous expenses.

      The federal income tax provision decreased by $55,000 from fiscal 2002 to fiscal 2003. The effective tax rate for fiscal year 2003 was 34.50% and 35.20% for 2002.

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

      The provision for loan losses was $357,000 in the 2002 fiscal year, an increase of $274,000 from the 2001 fiscal year. The consumer delinquencies provision increased $106,000 due to the reduced collateral value compared to the loan balance on delinquent loans. During fiscal 2001 the savings bank recovered $149,000 on a previously accrued allowance on a loan that paid off. This did not occur in fiscal 2002. Total delinquencies were $1.7 million at September 30, 2002, of which $759,000 were on consumer loans, and $2.7 million at September 30, 2001, of which $1.2 million were on consumer loans. Total nonaccrual loans and accruing loans that are 90 days past due decreased to $761,000 from $853,000.

      Noninterest income decreased for fiscal 2002 by $191,000 from fiscal 2001. This is a result of a decrease of $248,000 in gain on loans sold due to the impairment of mortgage servicing rights as interest rates have declined, and a decrease in other income of $109,000, partially offset by an increase of $166,000 in service charges on deposit accounts.

      Noninterest expenses increased by $983,000 from fiscal 2001 to fiscal 2002. The increase is largely attributable to a $514,000 increase in salaries and benefits, due in part to the cost of the Pension Plan of $107,000 and costs to terminate the Pension Plan. Salaries and benefits also increased due to increased medical plan costs and normal pay increases totaling $99,000. Data processing costs increased $165,000, which resulted from $200,000 in expenses related to the conversion to the new core processor in the first quarter of the fiscal year 2002. Occupancy expense decreased $10,000 due to a decrease in furniture and fixture expense. Advertising increased $96,000 due to additional marketing utilized as competitors in our market areas changed. Other operating expenses increased $200,000 due to $51,000 increased costs for courier, postage, telephone and savings accounts, expenses increased $17,000 for training and travel due to the conversion to a new core processor, increased write-off of equipment no longer utilized after the conversion of $48,000, increased costs of $15,000 to operate the ATM's and $16,000 of increased miscellaneous losses on checking accounts.

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

      In recent years, First Federal has stressed short-term consumer lending, primarily the origination of automobile loans. In fiscal year 2003, the automobile loans decreased to $36.1 million from $41.3 million in fiscal year 2002. First Federal intends to continue to maintain consumer loans at current levels or increase such amounts, depending upon the demand for such loans. Consumer loans may decrease, however, due to decreased demand or increased competition.

      First Federal's interest rate spread is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time, because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset value to changes in interest rates. The management and Board of Directors of First Federal carefully manage First Federal's exposure to interest rate risk in a manner designed to maintain the projected four-quarter percentage change in net interest income and the projected change in the market value of portfolio equity within the limits established by the Board of Directors assuming a permanent and instantaneous parallel shift in interest rates. The Board has established parameters for the maximum absolute change in market value of portfolio equity at + 200 basis points at (40)% and at -100 basis points at
(30)%. First Federal's projected change in the market value of its portfolio is 9% and (6)% at September 30, 2003.

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

      The OTS requires savings associations to maintain a sufficient level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which First Federal may rely if necessary to fund deposit withdrawals and other short-term funding needs. The liquidity of First Federal, defined as adjusted liquid assets divided by deposits minus jumbo certificates due in one year or less, was 5.13% at September 30, 2003 and 6.86% at September 30, 2002. Liquidity management is both a daily and long-term responsibility of management. First Federal adjusts its investments in cash and cash equivalents based upon management's assessment of (i) expected loan demand, (ii) projected mortgage-backed and investment security maturities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in federal funds sold, mortgage-backed securities, interest-bearing deposits and floating-rate corporate debt securities. If First Federal requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Cincinnati and collateral eligible for reverse repurchase agreements.

      At September 30, 2003 First Federal had outstanding commitments to originate loans of $2.9 million, and $792,000 in commitments to sell loans. At September 30, 2003, First Federal had granted unused lines of credit to borrowers aggregating approximately $1.5 million and $19.0 million for commercial and open-ended consumer loans, respectively. There were no commitments to purchase loans at such date. Certificates of deposit scheduled to mature in one year or less at September 30,

2003, totaled $32.1 million. Management believes that a significant portion of the amounts maturing during 2004 will remain on deposit with First Federal because they are mostly from within First Federal's primary market area and are not negotiated rate deposits. Deposits may not remain, however, due to changes in the economy, changes in interest rates that may make alternative investments more attractive, or increased competition among financial institutions.

      During the fiscal year ended September 30, 2003, cash provided by operating activities, overnight deposits, mortgage-backed securities repayments, and loan repayments were used to fund deposit maturities and withdrawals, repay borrowings, and loan originations.

      First Federal's liquidity is a product of its operating, investing and financing activities. These activities for the periods presented are summarized in the following table:


                                                        Year ended September 30,
                                                    --------------------------------
                                                      2003        2002        2001
                                                      ----        ----        ----
                                                             (In thousands)

Net cash provided by operating activities           $  3,007    $  4,038    $  1,661

Net cash provided (used) in investing                (10,856)      5,943       4,533

Net cash provided (used) by financing activities       6,249     (10,253)     (4,535)
                                                    --------    --------    --------

(Decrease) Increase in cash and cash equivalents      (1,600)       (272)      1,659

Cash and cash equivalents at beginning of year         6,224       6,496       4,837
                                                    --------    --------    --------

Cash and cash equivalents at end of year            $  4,624    $  6,224    $  6,496
                                                    ========    ========    ========

      First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 2003.


                                                Percent
                                   Amount      of assets
                                   ------      ---------
                                  (Dollars in thousands)

Tangible capital                  $17,844         7.59%
Tangible capital requirement        3,528         1.50
                                  -------        -----
  Excess                          $14,316         6.09%
                                  =======        =====

Core capital                      $17,844         7.59%
Core capital requirement (1)        9,408         4.00
                                  -------        -----
  Excess                          $ 8,436         3.59%
                                  =======        =====

Total risk-based capital          $19,170        10.69%
Risk-based capital requirement     14,344         8.00
                                  -------        -----
  Excess                          $ 4,826         2.69%
                                  =======        =====

<F1>  Although the general required minimum core capital is 4.00%, savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

Off-Balance Sheet Arrangement
-----------------------------

      Bancorp had no off-balance sheet arrangements as of September 30, 2003.

Critical Accounting Policies
----------------------------

      The accounting and reporting policies of Bancorp are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Bancorp's significant accounting policies are described in detail in the notes to Bancorp's consolidated financial statements for the year ended September 30, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of Bancorp's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

Allowance for Loan Losses
-------------------------

      The allowance for loan losses provides coverage for probable losses inherent in First Federal's loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

      First Federal determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

      Regardless of the extent of First Federal's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends.
Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. First Federal estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon First Federal's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

Effect of Accounting Changes
----------------------------

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SEAS No. 123, "Accounting for Stock-Based Compensation". This statement provides the alternative methods of transition for a voluntary change to a fair-value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SEAS No.148 is not expected to have a material effect on Bancorp's consolidated financial position or results of operations.

      In November 2002, the FASB issued Financial Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken inn issuing a guarantee, and also expands the related disclosures. The provisions of initial recognition are effective for guarantees issued or modified after December 31, 2002. Management believes that the adoption of FIN 45 will not have a significant impact on the Bancorp's consolidated financial statements.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46 is not expected to have a material effect on the Bancorp's consolidated financial statements.

      In April 2003, the FASB issued SEAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivative, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASE projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this standard is not expected to have a material effect on the Bancorp's consolidated financial statements.

      In May 2003, the FASB issued SEAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not have a material effect on Bancorp's consolidated financial statements.

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

Item 7.     Financial Statements.

                         First Federal Bancorp, Inc.

                         September 30, 2003 and 2002

Contents

  Independent Accountants' Report          34

  Consolidated Financial Statements
    Balance Sheets                          2
    Statements of Income                    3
    Statements of Stockholders' Equity      4
    Statements of Cash Flows                5
    Notes to Financial Statements           6

                                              312 Walnut Street, Suite 3000
                                              P.O. Box 5367
[LOGO]                                        Cincinnati, Oh 45201-5367
                                              513 621-8300  Fax 513 621-8345
               -------------------------------------------------------------
                                              bkd.com


                       Independent Accountants' Report


To the Stockholders and
Board of Directors
First Federal Bancorp, Inc.
Zanesville, Ohio


We have audited the accompanying consolidated balance sheets of First Federal Bancorp, Inc. as of September 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of First Federal Bancorp, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ BKD, LLP

Cincinnati, Ohio
October 30, 2003

                         First Federal Bancorp, Inc.
                         Consolidated Balance Sheets
                         September 30, 2003 and 2002


                                                                       2003            2002
                                                                   ----------------------------

Assets
  Cash and due from banks                                          $  3,123,216    $  4,723,753
  Interest-bearing deposits with banks                                1,500,000       1,500,000
                                                                   ------------    ------------
      Cash and cash equivalents                                       4,623,216       6,223,753

  Interest-bearing deposits                                           2,193,000         698,000
  Held-to-maturity securities                                         8,470,324      10,110,104
  Loans, net of allowance for loan losses of $1,509,000
   and $1,688,000 in 2003 and 2002, respectively                    205,475,995     195,525,552
  Premises and equipment                                              7,113,867       7,163,805
  Federal Home Loan Bank stock                                        4,783,400       4,591,300
  Interest receivable                                                 1,148,254       1,265,491
  Other                                                                 719,596         873,305
                                                                   ------------    ------------

      Total assets                                                 $234,527,652    $226,451,310
                                                                   ============    ============

Liabilities and Stockholders' Equity

Liabilities
  Deposits                                                         $164,447,049    $157,687,991
  Short-term borrowings                                               6,360,000       2,778,000
  Long-term debt                                                     39,925,131      42,941,048
  Accrued interest payable                                              273,951         347,682
  Other liabilities                                                   1,443,641       1,402,318
                                                                   ------------    ------------

      Total liabilities                                             212,449,772     205,157,039
                                                                   ------------    ------------

Stockholders' Equity
  Preferred stock, $100 par value
  Authorized-1,000,000 shares, no shares issued and outstanding
  Class A common, no par value
  Authorized-9,000,000 shares
  Issued-3,303,400 shares
  Outstanding 2003 - 3,260,681 shares, 2002 - 3,263,165 shares        3,823,153       3,823,153
  Retained earnings                                                  18,584,939      17,751,308
  Treasury stock, at cost
   Common; 2003 - 42,719 shares, 2002 - 40,235 shares                  (330,212)       (280,190)
                                                                   ------------    ------------

      Total stockholders' equity                                     22,077,880      21,294,271
                                                                   ------------    ------------

      Total liabilities and stockholders' equity                   $234,527,652    $226,451,310
                                                                   ============    ============

See Notes to Consolidated Financial Statements

                         First Federal Bancorp, Inc.
                      Consolidated Statements of Income
                Years Ended September 30, 2003, 2002 and 2001


                                                           2003           2002           2001
                                                       -----------------------------------------

Interest Income
  Loans                                                $13,400,844    $15,130,146    $17,401,401
  Held-to-maturity securities                              468,527        652,981        981,976
  Deposits with banks                                       45,878         48,895         97,067
                                                       -----------    -----------    -----------

      Total interest income                             13,915,249     15,832,022     18,480,444
                                                       -----------    -----------    -----------

Interest Expense
  Deposits                                               3,430,449      4,254,890      7,129,857
  Borrowings                                             2,078,960      2,776,521      3,173,430
                                                       -----------    -----------    -----------

      Total interest expense                             5,509,409      7,031,411     10,303,287
                                                       -----------    -----------    -----------

Net Interest Income                                      8,405,840      8,800,611      8,177,157

Provision for Loan Losses                                  270,461        357,279         83,442
                                                       -----------    -----------    -----------

Net Interest Income After Provision for Loan Losses      8,135,379      8,443,332      8,093,715
                                                       -----------    -----------    -----------

Noninterest Income
  Service charges on deposit accounts                      680,955        547,407        381,951
  Sale of mortgage loans                                   346,249        237,061        484,883
  Other                                                    766,134        610,640        719,434
                                                       -----------    -----------    -----------

      Total noninterest income                           1,793,338      1,395,108      1,586,268
                                                       -----------    -----------    -----------

Noninterest Expense
  Salaries and employee benefits                         3,242,060      3,258,853      2,744,863
  Occupancy and equipment expense                        1,031,247        915,282        925,635
  Data processing fees                                     690,237        794,627        629,557
  Deposit insurance premium                                 87,372         87,235         89,444
  Advertising                                              409,933        373,141        277,032
  Ohio Franchise taxes                                     242,779        237,778        217,508
  Other                                                  1,441,863      1,289,805      1,089,452
                                                       -----------    -----------    -----------
      Total noninterest expense                          7,145,491      6,956,721      5,973,491
                                                       -----------    -----------    -----------

Income Before Income Taxes                               2,783,226      2,881,719      3,706,492

Provision for Income Taxes                                 960,213      1,015,008      1,301,002
                                                       -----------    -----------    -----------

Net Income                                             $ 1,823,013    $ 1,866,711    $  2,405,490
                                                       ===========    ===========    ============

Basic Earnings Per Share                               $       .56    $       .58    $        .77
                                                       ===========    ===========    ============

Diluted Earnings Per Share                             $       .54    $       .56    $        .73
                                                       ===========    ===========    ============

See Notes to Consolidated Financial Statements

                         First Federal Bancorp, Inc.
               Consolidated Statements of Stockholders' Equity
                Years Ended September 30, 2003, 2002 and 2001


                                                       Common        Retained        Treasury
                                                       Stock         Earnings          Stock          Total
                                                     ---------------------------------------------------------

Balance, October 1, 2000                             $3,736,076    $15,345,127     $  (963,509)    $18,117,694
  Net income                                                  -      2,405,490               -       2,405,490
  Dividends on common stock, $.175 per share                  -       (546,078)              -        (546,078)
  Purchase of treasury stock                                  -              -         (29,375)        (29,375)
  Sale of treasury stock from exercise of options         7,438        (33,759)         54,534          28,213
                                                     ----------    -----------     -----------     -----------

Balance, September 30, 2001                           3,743,514     17,170,780        (938,350)     19,975,944
  Net income                                                  -      1,866,711               -       1,866,711
  Dividends on common stock, $.195 per share                  -       (629,487)              -        (629,487)
  Purchase of treasury stock                                  -              -        (312,076)       (312,076)
  Sale of treasury stock from exercise of options             -       (656,696)        970,236         313,540
  Tax benefit of stock options                           79,639              -               -          79,639
                                                   ----------    -----------     -----------     -----------

Balance, September 30, 2002                           3,823,153     17,751,308        (280,190)     21,294,271
  Net income                                                  -      1,823,013               -       1,823,013
  Dividends on common stock, $.22 per share                   -       (710,609)              -        (710,609)
  Purchase of treasury stock                                  -              -        (576,536)       (576,536)
  Sale of treasury stock from exercise of options             -       (278,773)        526,514         247,741
                                                     ----------    -----------     -----------     -----------

Balance, September 30, 2003                          $3,823,153    $18,584,939     $  (330,212)    $22,077,880
                                                     ==========    ===========     ===========     ===========

See Notes to Consolidated Financial Statements

                         First Federal Bancorp, Inc.
                    Consolidated Statements of Cash Flows
                Years Ended September 30, 2003, 2002 and 2001


                                                          2003             2002             2001
                                                      ----------------------------------------------

Operating Activities
  Net income                                          $  1,823,013     $  1,866,711     $  2,405,490
  Items not requiring (providing) cash
    Depreciation and amortization                          633,083          592,152          590,773
    Provision for loan losses                              270,461          357,279           83,442
    Amortization of premiums and discounts
     on securities                                         197,200          188,660          (67,121)
    Deferred income taxes                                   78,000          (39,050)         212,000
    FHLB stock dividend                                   (192,100)        (217,200)        (302,900)
  Changes in
    Mortgage loans held for sale                                 -          693,796         (693,796)
    Other assets and other liabilities                     197,075          595,953         (566,905)
                                                      ------------     ------------     ------------

      Net cash provided by operating activities          3,006,732        4,038,301        1,660,983
                                                      ------------     ------------     ------------

Investing Activities
  Net change in interest-bearing deposits               (1,495,000)         298,000          390,000
  Net (originations) collections of loans              (10,930,708)       6,045,773        3,670,174
  Purchase of premises and equipment                      (583,145)      (1,386,238)        (462,046)
  Purchases of held-to-maturity securities             (10,193,956)      (5,726,002)     (27,759,321)
  Proceeds from maturities of
   held-to-maturity securities                          11,636,536        6,204,204       28,429,404
  Proceeds from sales and payments received on
   real estate owned and repossessed assets                709,804          507,111          264,905
                                                      ------------     ------------     ------------

      Net cash provided by (used in)
       investing activities                            (10,856,469)       5,942,848        4,533,116
                                                      ------------     ------------     ------------

Financing Activities
  Net increase (decrease) in deposits                    6,759,058       11,437,323      (12,469,451)
  Net increase (decrease) in short-term borrowings       3,582,000      (26,062,000)        (395,000)
  Proceeds from issuance of long-term debt               8,000,000       11,000,000       20,000,000
  Repayment of long-term debt                          (11,015,917)      (6,014,991)     (11,014,121)
  Proceeds from exercise of options                        247,741          313,540           28,213
  Dividends paid                                          (710,609)        (629,487)        (546,078)
  Purchase of stock                                       (576,536)        (312,076)         (29,375)
  Net increases in advances from borrowers
   for taxes and insurance                                 (36,537)          14,161         (109,555)
                                                      ------------     ------------     ------------

      Net cash provided by (used in)
       financing activities                              6,249,200      (10,253,530)      (4,535,367)
                                                      ------------     ------------     ------------

Increase (Decrease) in Cash and Cash Equivalents        (1,600,537)        (272,381)       1,658,732

Cash and Cash Equivalents, Beginning of Year             6,223,753        6,496,134        4,837,402
                                                      ------------     ------------     ------------

Cash and Cash Equivalents, End of Year                $  4,623,216     $  6,223,753     $  6,496,134
                                                      ============     ============     ============

Supplemental Cash Flows Information
  Real estate acquired in settlement of loans         $    709,804     $    779,431     $    584,856
  Interest paid                                          5,583,140        7,206,695       10,406,264
  Income taxes paid (net of refunds)                       760,000        1,006,970        1,219,289

See Notes to Consolidated Financial Statements

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002

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

Cash Equivalents

The Bank considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2003 and 2002, cash equivalents consisted of interest-bearing demand deposits.

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

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

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

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

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

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

Stock Options

At September 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 14. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                        Year Ended September 30
                                        2003      2002      2001
                                       --------------------------

Net income, as reported                $1,823    $1,867    $2,405
Less:  Total stock-based employee
 compensation cost determined under
 the fair value based method,
 net of income taxes                       19       205         8
                                       ------    ------    ------

Pro forma net income                   $1,804    $1,662    $2,397
                                       ======    ======    ======

Earnings per share:
  Basic - as reported                    0.56      0.58      0.77
  Basic - pro forma                      0.56      0.52      0.77
  Diluted - as reported                  0.54      0.56      0.73
  Diluted - pro forma                    0.54      0.50      0.73

Income Taxes

Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiary.

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares and potential common shares outstanding during each year.

Note 2:  Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at September 30, 2003, was $994,000.

Note 3:  Investments

Held-to-Maturity Securities

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:


                                                      2003
                                              Gross         Gross
                              Amortized    Unrealized    Unrealized    Approximate
                                 Cost         Gains       (Losses)     Fair Value
                              ----------------------------------------------------

U.S. government agencies       $ 8,119        $ 28          $ -          $ 8,147
Mortgage-backed securities         303           1           (1)             303
Other securities                    48           -            -               48
                               -------        ----          ---          -------

                               $ 8,470        $ 29          $(1)         $ 8,498
                               =======        ====          ===          =======




                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)


                                                      2002
                                              Gross         Gross
                              Amortized    Unrealized    Unrealized    Approximate
                                 Cost         Gains       (Losses)     Fair Value
                              ----------------------------------------------------

U.S. government agencies       $ 9,613        $111          $ -          $ 9,724
Mortgage-backed securities         415          15            -              430
Other securities                    82           -            -               82
                               -------        ----          ---          -------

                               $10,110        $126          $ 0          $10,236
                               =======        ====          ===          =======

Maturities of held-to-maturity debt investments at September 30, 2003:


                                  Amortized    Approximate
                                     Cost      Fair Value
                                  ------------------------

One year or less                    $6,074     $6,094
After one through five years         2,093      2,101
Mortgage-backed securities not
 due on a single maturity date         303        303
                                    ------     ------

                                    $8,470     $8,498
                                    ======     ======

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $4,662,000 at September 30, 2003 and $5,690,000 at September 30, 2002. The approximate fair value of pledged securities amounted to $4,677,000 at September 30, 2003 and $5,829,000 at September 30, 2002.

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

Note 4:  Loans and Allowance for Loan Losses

Categories of loans at September 30, 2003 and 2002, include:


                                                2003         2002
                                              ---------------------

Real estate loans
  Secured by one-to-four-family residences    $ 89,312     $ 87,369
  Secured by multi-family                        9,747        9,410
  Nonresidential                                24,697       21,495
  Construction loans                             8,162        7,633

Consumer and other loans
  Automobile                                    36,133       41,269
  Home equity and second mortgage               27,827       25,413
  Commercial                                    11,513        7,105
  Other                                          1,415        1,661
                                              --------     --------
                                               208,806      201,355
Deferred loan costs                                485          497
Undisbursed portion of loans in process         (2,306)      (4,638)
Allowance for loan losses                       (1,509)      (1,688)
                                              --------     --------

                                              $205,476     $195,526
                                              ========     ========

Activity in the allowance for loan losses was as follows:


                                 2003       2002       2001
                                ----------------------------

Balance, beginning of year      $1,688     $1,605     $1,828
Provision charged to expense       270        357         83
Recoveries on loans                154         38         27
Losses charged off                (603)      (312)      (333)
                                ------     ------     ------

Balance, end of year            $1,509     $1,688     $1,605
                                ======     ======     ======

At September 30, 2003 and 2002, accruing loans delinquent 90 days or more totaled $81,000 and $276,000, respectively. Non-accruing loans at September 30, 2003 and 2002 were $609,000 and $485,000, respectively.

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

Note 5:  Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:


                                   2003        2002
                                 -------------------

Land and improvements            $ 1,452     $   781
Buildings                          7,231       6,580
Equipment                          3,410       3,168
                                  12,093      10,529
Less accumulated depreciation     (4,979)     (4,377)
Construction in progress               -       1,012
                                 -------     -------

Net premises and equipment       $ 7,114     $ 7,164
                                 =======     =======

Note 6:  Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $80,846,000 and $61,908,000 at September 30, 2003 and 2002, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in other liabilities, were approximately $293,000 and $234,000 at September 30, 2003 and 2002, respectively.

The aggregate fair value of capitalized mortgage servicing rights at September 30, 2003 and 2002 totaled $242,000 and $379,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.


                                       2003      2002
                                      ---------------

Mortgage Servicing Rights
  Balances, beginning of year         $ 582     $ 370
  Servicing rights capitalized          616       325
  Amortization of servicing rights     (632)     (113)
                                      -----     -----
                                        566       582
  Valuation allowance                  (324)     (203)
                                      -----     -----

  Balances, end of year               $ 242     $ 379
                                      =====     =====

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

Activity in the valuation allowance for mortgage servicing rights was as follows:


                               2003      2002
                              ---------------

Balance, beginning of year    $(203)    $   -
Additions                      (121)     (203)
                              -----     -----

Balance, end of year           (324)     (203)
                              =====     =====

Note 7:  Deposits


                                                              2003        2002
                                                            --------------------

Demand deposits                                             $ 51,405    $ 58,799
Savings deposits                                              30,753      17,900
Certificates and other time deposits of $100,000 or more      22,144      19,951
Other certificates and time deposits                          60,145      61,038
                                                            --------    --------

                                                            $164,447    $157,688
                                                            ========    ========

At September 30, 2003, the scheduled maturities of time deposits are as follows:


      2004                $32,104
      2005                 35,929
      2006                 10,299
      2007                  1,470
      2008                  2,472
      Thereafter               15
                          -------

                          $82,289
                          =======

Note 8:  Short-Term Borrowings

Short-term debt consists solely of variable-rate (1.27% at September 30, 2003) FHLB advances.

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

Note 9:  Long-Term Debt

Long-term debt consists solely of fixed-rate (2.69% to 6.90%) FHLB advances.

The FHLB advances are secured by first-mortgage loans totaling $73,219,000 and FHLB stock at September 30, 2003. Advances are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of long-term debt at September 30, 2003, are:


      2004                $ 6,016
      2005                 14,016
      2006                  1,016
      2007                  8,016
      2008                  6,016
      Thereafter            4,845
                          -------

                          $39,925
                          =======

The Bank has a line of credit of $12,500,000 with FHLB. At September 30, 2003, $12,290,000 of the line of credit was used as a letter of credit to secure public deposits.

Note 10:  Income Taxes

The provision for income taxes includes these components:


                                      2003     2002       2001
                                      -------------------------

Taxes currently payable               $882    $1,054     $1,089
Deferred income taxes                   78       (39)       212
                                      ----    ------     ------

Income tax expense                    $960    $1,015     $1,301
                                      ====    ======     ======

A reconciliation of income tax expense at the statutory rate to the Bank's actual income tax expense is shown below:


                                      2003     2002       2001
                                      -------------------------

Computed at the statutory rate 34%    $946    $  980     $1,260
Increase resulting from
 Other                                  14        35         41
                                      ----    ------     ------

Actual tax expense                    $960    $1,015     $1,301
                                      ====    ======     ======

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                      2003        2002
                                    -------------------

Deferred tax assets
  Allowance for loan losses         $   473     $   462




                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)


                                      2003        2002
                                    -------------------

  Accrued compensated absences           66          46
                                    -------     -------
                                        539         508
                                    -------     -------

Deferred tax liabilities
  Depreciation                         (143)       (146)
  FHLB stock dividends                 (827)       (761)
  Loan fees                            (110)        (17)
  Mortgage servicing rights             (82)       (127)
  Other                                  (1)         (3)
                                    -------     -------
                                     (1,163)     (1,054)
                                    -------     -------

      Net deferred tax liability    $  (624)    $  (546)
                                    =======     =======

Retained earnings at September 30, 2003 and 2002, include approximately $1,615,000, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amount that would have been recorded if it were expected to reverse into taxable income in the foreseeable future was approximately $549,000.

Note 11.Regulatory Capital

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

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2003, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.


                                                                                        To Be Well Capitalized
                                                                      For Capital       Under Prompt Corrective
                                                    Actual         Adequacy Purposes       Action Provisions
                                               Amount     Ratio    Amount      Ratio       Amount      Ratio
                                               ----------------------------------------------------------------

As of September 30, 2003
Total Capital (to Risk-Weighted Assets)        $19,170    10.7%    $14,344      8.0%       $17,930     10.0%

Tier I Capital (to Risk-Weighted Assets)        17,844    10.0       7,172      4.0         10,758      6.0

Tier I Capital (to Adjusted Total Assets)       17,844     7.6       9,408      4.0         11,760      5.0

Tangible Capital (to Adjusted Total Assets)     17,844     7.6       3,528      1.5                     N/A

As of September 30, 2002
Total Capital (to Risk-Weighted Assets)        $19,268    11.5%    $13,403      8.0%       $16,754     10.0%

Tier I Capital (to Risk-Weighted Assets)        17,917    10.7       6,702      4.0         10,052      6.0

Tier I Capital (to Adjusted Total Assets)       17,917     7.8       9,125      4.0         11,407      5.0

Tangible Capital (to Adjusted Total Assets)     17,917     7.8       3,422      1.5                     N/A

Without prior regulatory approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At September 30, 2003, total stockholders' equity of the Bank was $17,968,000, of which approximately $1,018,000 was potentially available for distribution to the Company.

Note 12:  Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). In management's opinion, such loans and other extensions of

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:


Balances, October 1, 2002             $1,180
New loans, including renewals            951
Payments, etc., including renewals      (407)
                                      ------

Balances, September 30, 2003          $1,724
                                      ======

Deposits from related parties held by the Bank at September 30, 2003 and 2002 totaled $1,739,000 and $1,557,000, respectively.

Note 13:  Employee Benefit Plans

The Company approved a defined contribution pension plan covering substantially all employees effective September 1, 2002. Employees may contribute up to the maximum amount determined by the IRS, with the Company matching 50% of the employee's contribution on the first 4% of the employee's compensation. Additionally, the Company will contribute 3% of the employee's compensation each pay period, and an additional 2% if the employee is employed on the last day of the Plan year. Employer contribution charged to expense for 2003 was $142,440.

The Company approved termination of the defined benefit pension plan, effective December 31, 2002. The Company's defined-benefit pension plan covered substantially all of its employees. The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)


                                                    2003        2002
                                                  -------------------

Change in benefit obligation
Benefit obligation at beginning of year           $ 1,868     $ 1,612
Service cost                                            -          98
Interest cost                                           -         114
Actuarial loss                                        389          53
Benefits paid                                      (2,257)         (9)
                                                  -------     -------
Benefit obligation at end of year                       -       1,868
                                                  -------     -------
Change in plan assets
Fair value of plan assets at beginning of year      1,713       1,511
Actual return on plan assets                           78          36
Employer contribution                                 466         175
Benefits paid                                      (2,257)         (9)
                                                  -------     -------
Fair value of plan assets at end of year                -       1,713
                                                  -------     -------
Funded status                                           -        (155)
Unrecognized net actuarial loss                         -           -
Unrecognized transition liability                       -           -
                                                  -------     -------

(Accrued) Prepaid benefit cost                    $     0     $  (155)
                                                  =======     =======


                                               2003     2002    2001
                                               ---------------------

Components of net periodic benefit cost
Service cost                                   $  -    $  98    $ 73
Interest cost                                     -      114      58
Expected return on plan assets                    -      (61)    (96)
Net amortization and deferral                     -      (29)     30
Curtailment loss                                311      155       -
                                               ----    -----    ----

Net periodic benefit cost                      $311    $ 277    $ 65
                                               ====    =====    ====

Assumptions used in the accounting were:
Discount rate                                           5.50%   4.69%
Rate of increase in compensation                        4.00%   4.00%
Expected long-term rate of return on assets             6.00%   5.00%

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

Note 14:  Stock Option Plan

The Company has six stock option plans, consisting of two incentive stock option plans for officers and key employees, two stock option plans for non-employee directors and two plans for officers, key employees and directors, that were approved by the Board of Directors and were ratified by the Company's shareholders at the annual meetings in February 1993, February 1995, February 1997 and February 2002. The number of shares that are authorized for issuance pursuant to options authorized under the plans for granting to officers, key employees and directors is 629,924. Options expire 10 years after the date of grant and are issued at the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized. For the plans ratified in February 1993, eligible officers and directors are able to exercise options awarded to them one year after the grant date. For the other plans, eligible officers and directors are able to exercise options awarded to them immediately after the grant date.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:


                                           2003           2002              2001
                                         --------------------------------------------

Risk-free interest rates                   4.54%     4.32% to 5.33%    5.00% to 5.50%
Dividend yields                            2.66%     2.75% to 3.40%         3.10%
Volatility factors of expected market
 price of common stock                      20%        19% to 20%       16.00% to 24%
Weighted-average expected life
 of the options                          10 years       10 years          10 years

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended September 30, 2003, 2002 and 2001.


                                             2003                   2002                      2001
                                     -------------------    ----------------------    -------------------
                                              Weighted-                 Weighted-               Weighted-
                                               Average                   Average                 Average
                                               Exercise                  Exercise                Exercise
            Options                  Shares     Price       Shares        Price       Shares      Price
---------------------------------------------------------------------------------------------------------

Outstanding, beginning of year      415,656     $5.44       438,306    $3.52         444,826     $3.39
Granted                               9,000      7.91       161,300     6.36          10,400      5.36
Exercised                           (70,930)     3.49      (182,950)    1.71         (16,620)     1.25
Forfeited/expired                    (2,061)     6.50        (1,000)    5.44            (300)     5.27
                                    -------     -----       -------    -----         -------     -----
Outstanding, end of year            351,665      5.89       415,656     5.44         438,306      3.52
Options exercisable at year end     351,665      5.89       399,451     5.43         428,106      3.48
                                    =======     =====       =======    =====         =======     =====
Weighted-average fair value of
 options granted during the year                 1.97                   1.42                      1.39

As of September 30, 2003, the options outstanding and exercisable are as follows:


                                  Outstanding                Exercisable
                            ----------------------       -------------------
                                         Weighted-
                                          Average                  Weighted-
                                         Remaining                  Average
                                         Contractual                Exercise
Range of Exercise Prices     Number    Life (Months)     Number      Price
----------------------------------------------------------------------------

    $2.51 to $5.00          124,580        19.78        124,580     $3.80
    $5.01 to $7.50          177,800        96.45        177,800      6.31
    $7.51 to $10.00          47,400        61.97         47,400      9.58
    $10.01 to $12.50          1,885        62.10          1,885     11.88
                            -------                     -------
                            351,665        64.46        351,665      5.89
                            =======                     =======

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

Note 15:  Earnings Per Share

Earnings per share (EPS) were computed as follows:


                                                         2003
                                                       Weighted-
                                                        Average     Per Share
                                             Income     Shares       Amount
                                             --------------------------------

Net income                                   $1,823    3,236,642

Basic earnings per share
  Income available to common stockholders                             $.56
                                                                      ====
Effect of dilutive securities
Stock options                                            113,071
                                                       ---------
Diluted earnings per share
  Income available to common stockholders
   and assumed conversions                   $1,823    3,349,713      $.54
                                             ======    =========      ====

Options to purchase 49,285 shares of common stock at between $7.905 and $11.875 per share were outstanding at September 30, 2003, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


                                                         2002
                                                       Weighted-
                                                        Average     Per Share
                                             Income     Shares       Amount
                                             --------------------------------

Net income                                   $1,867    3,205,099
Basic earnings per share
  Income available to common stockholders                             $.58
                                                                      ====

Effect of dilutive securities
  Stock options                                          152,081
                                                       ---------
Diluted earnings per share
  Income available to common stockholders
   and assumed conversions                   $1,867    3,357,180    $.56
                                             ======    =========    ====

Options to purchase 42,746 shares of common stock at between $7.375 and $11.875 per share were outstanding at September 30, 2002, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)


                                                         2001
                                                       Weighted-
                                                        Average     Per Share
                                             Income     Shares       Amount
                                             --------------------------------

Net income                                   $2,405      3,118,269
Basic earnings per share
 Income available to common stockholders                              $.77
                                                                      ====
Effect of dilutive securities
  Stock options                                            187,239
                                                         ---------
Diluted earnings per share
  Income available to common stockholders
   and assumed conversions                   $2,405      3,305,508    $.73
                                             =============================

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

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


                                                      2003                      2002
                                             Carrying                  Carrying
                                              Amount     Fair Value     Amount     Fair Value
                                             ------------------------------------------------

Financial assets
  Cash and cash equivalents                  $  4,623     $  4,623     $  6,224     $  6,224
  Interest-bearing deposits                     2,193        2,193          698          698
  Held-to-maturity securities                   8,470        8,498       10,110       10,236
  Loans, net of allowance for loan losses     205,476      218,271      195,526      209,843
  Interest receivable                           1,148        1,148        1,265        1,265
  Stock in FHLB                                 4,783        4,783        4,591        4,591

Financial liabilities
  Deposits                                    164,447      164,702      157,688      162,162
  Short-term borrowings                         6,360        6,360        2,778        2,778
  Long-term debt                               39,925       41,709       42,941       45,133
  Interest payable                                274          274          348          348

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents

For these short-term instruments, the carrying amount approximates fair value.

Interest-bearing Time Deposits

For these short-term instruments, the carrying amount approximates fair value.

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

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

Long-term Borrowings

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value of letters of credit and lines of credit is based on fees currently charged.

Commitments to Extend Credit, Letters of Credit and Lines of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 17:  Commitments and Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

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

At September 30, 2003 and 2002, the Bank had outstanding commitments to originate loans aggregating approximately $2,899,000 and $2,148,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $1,935,000 and $1,269,000 at September 30, 2003 and 2002, respectively, with the remainder at floating market rates.

Total mortgage loans in the process of origination amounted to $2,643,000 and $4,620,000 at September 30, 2003 and 2002, respectively. Substantially all mortgage loans in the process of origination were commitments to originate variable rate loans.

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

At September 30, 2003, the Bank had granted unused lines of credit to borrowers aggregating approximately $1,494,000 and $19,043,000 for commercial lines and open-end consumers lines, respectively. At September 30, 2002, the Bank had granted unused lines of credit to borrowers aggregating approximately $1,297,000 and $14,462,000 for commercial lines and open-end consumers lines, respectively.

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

Note 18:  Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                           Condensed Balance Sheet


                                                       2003       2002
                                                     -------------------

Assets
  Deposits with subsidiary                           $ 3,843     $ 3,213
  Commercial loans                                       461         105
  Investment in common stock of subsidiary            17,968      18,044
  Other assets                                             8          14
                                                     =======     =======

      Total assets                                   $22,280     $21,376
                                                     =======     =======

Liabilities
  Other liabilities                                  $   202     $    82
                                                     -------     -------
  Stockholders' Equity                                22,078      21,294
                                                     -------     -------
      Total liabilities and stockholders' equity     $22,280     $21,376
                                                     =======     =======

                        Condensed Statement of Income


                                                       2003       2002        2001
                                                     -----------------------------

Income
  Dividends from subsidiary                          $ 2,000     $ 2,000     $  950
  Interest income                                         76          92        125
                                                     -------     -------     ------
      Total income                                     2,076       2,092      1,075

Expenses
  Other expenses                                         178         146        144
                                                     -------     -------     ------

Income Before Equity in
 Undistributed Income of
 Subsidiary                                            1,898       1,946        931

Equity in Undistributed Income of
 Subsidiary                                              (75)        (79)     1,474
                                                     -------     -------     ------

Net Income                                           $ 1,823     $ 1,867     $2,405
                                                     =======     =======     ======

                         First Federal Bancorp, Inc.
                 Notes to Consolidated Financial Statements
                         September 30, 2003 and 2002
                     (Table Dollar Amounts in Thousands)

                      Condensed Statement of Cash Flows


                                                       2003         2002        2001
                                                      --------------------------------

Operating Activities
  Net income                                          $ 1,823     $  1,867     $ 2,405
  Equity in undistributed income of subsidiary             75           79      (1,474)
  Net change in other assets and liabilities              128           27           9
                                                      -------     --------     -------

      Net cash provided by operating activities         2,026        1,973         940
                                                      -------     --------     -------

Investing Activities
  Net change in loans                                    (356)       2,460      (1,269)
                                                      -------     --------     -------

  Net cash provided (used) by investing activities       (356)       2,460      (1,269)
                                                      -------     --------     -------

Financing Activities
  Proceeds (repayment) from borrowing                               (1,000)      1,000
  Proceeds from exercise of options                       248          314          28
  Purchase of treasury stock                             (577)        (312)        (29)
  Dividends paid                                         (711)        (629)       (546)
                                                      -------     --------     -------

      Net cash used by financing activities            (1,040)      (1,627)        453
                                                      -------     --------     -------

Net Change in Cash and Cash equivalents                   630        2,806         124
Cash and Cash Equivalents at Beginning of Year          3,213          407         283
                                                      -------     --------     -------

Cash and Cash Equivalents at End of Year              $ 3,843     $  3,213     $   407
                                                      =======     ========     =======

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable.

Item 8A.    Controls and Procedures

      The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of September 30, 2003. There was no change in the registrant's internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information contained in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of First Federal Bancorp, Inc. (the "Proxy Statement"), under the captions "Proposal One: Election of Directors," "Audit Committee Report" and "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

      First Federal Bancorp, Inc. ("Bancorp") has adopted a Code of
Business Conduct and Ethics that applies to its directors, officers, and employees. A copy of the Code of Business Conduct and Ethics is attached as
Exhibit 14.

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

Item 13.    Exhibits and Reports on Form 8-K.

      (a)   Exhibits
            Exhibit 3.1     Articles of Incorporation of First Federal
                            Bancorp, Inc.
            Exhibit 3.2 Amendment to Articles of Incorporation of First Federal Bancorp, Inc.
            Exhibit 3.3     Amended and Restated Code of Regulations
            Exhibit 10.1 First Federal Bancorp, Inc. 1992 Stock Option Plan for Officers and Key Employees
            Exhibit 10.2 First Federal Bancorp, Inc. 1992 Stock Option Plan for Non-Employee Directors
            Exhibit 10.3    Employment Agreement - J. William Plummer
            Exhibit 10.4    Employment Agreement - Connie Ayres LaPlante
            Exhibit 10.5 First Federal Bancorp, Inc. 1994 Stock Option Plan for Officers and Key Employees
            Exhibit 10.6 First Federal Bancorp, Inc. 1994 Stock Option Plan for Non-Employee Directors
            Exhibit 10.7 First Federal Bancorp, Inc. 1997 Performance Stock Option Plan for Senior Executive Officers and Outside Directors
            Exhibit 10.8 First Federal Bancorp, Inc. 2002 Stock Option and Incentive Plan

            Exhibit 10.9 Indemnification Agreement between First Federal Bancorp, Inc. and Ward D. Coffman, III
            Exhibit 10.10 Indemnification Agreement between First Federal Bancorp, Inc. and John C. Matesich, III
            Exhibit 10.11 Indemnification Agreement between First Federal Bancorp, Inc. and Robert D. Goodrich, II
            Exhibit 10.12   Indemnification Agreement between First Federal
                            Bancorp, Inc. and Don R. Parkhill
            Exhibit 10.13   Indemnification Agreement between First Federal
                            Bancorp, Inc. and Patrick L. Hennessey
            Exhibit 10.14 Indemnification Agreement between First Federal Bancorp, Inc. and J. William Plummer
            Exhibit 10.15 Indemnification Agreement between First Federal Bancorp, Inc. and Connie Ayres LaPlante
            Exhibit 14      Code of Business Conduct and Ethics
            Exhibit 21      Subsidiaries of the Registrant
            Exhibit 23      Consent of Auditor - BKD LLP
            Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certifications: CEO Certification
            Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certifications: CFO Certification
            Exhibit 32.1    Section 1350 Certification:  CEO
            Exhibit 32.2    Section 1350 Certification:  CFO
            Exhibit 99.1 Proxy Statement for the 2004 Annual Meeting of Shareholders of First Federal Bancorp, Inc.
            Exhibit 99.2 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

      (b) A report on Form 8-K was filed on July 18, 2003, reporting the issuance of a press release with respect to quarterly financial information.

Item 14.    Principal Accountant Fees and Services.

      Information contained in the Proxy Statement under the captions "Audit Fees," "Audit Related Fees," "Tax Fees," and "All Other Fees" is incorporated herein by reference. Bancorp has no pre-approval policies and procedures. All services performed by the auditors were pre-approved by the Board of Directors.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       First Federal Bancorp, Inc.


                                       By /s/ J. William Plummer
                                          ----------------------------------
                                          J. William Plummer
                                          President
                                          (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Connie Ayres LaPlante           By /s/ Don R. Parkhill
   ---------------------------------      ----------------------------------
   Connie Ayres LaPlante                  Don R. Parkhill
   Treasurer and a Director               Director
   (Principal Financial Officer and
   Principal Accounting Officer)

Date December 17, 2003                 Date December 17, 2003
     -------------------------------        --------------------------------


By /s/ Ward D. Coffman, III            By /s/ John C. Matesich, III
   ---------------------------------      ----------------------------------
   Ward D. Coffman, III                   John C. Matesich, III
   Secretary and a Director               Chairman of the Board

Date December 17, 2003                 Date December 17, 2003
     -------------------------------        --------------------------------


By /s/ Robert D. Goodrich, II          By /s/ J. William Plummer
   ---------------------------------      ----------------------------------
   Robert D. Goodrich, II                 J. William Plummer
   Director                               President and a Director

Date December 17, 2003                 Date December 17, 2003
     -------------------------------        --------------------------------


By /s/ Patrick L. Hennessey
   ---------------------------------
   Patrick L. Hennessey
   Director

Date December 17, 2003
     -------------------------------

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

  3.3      Amended and Restated Code of      The Code of Regulations of
           Regulations of First Federal       Bancorp filed as Exhibit A
           Bancorp, Inc.                      to Bancorp's Definitive Proxy
                                              Statement, filed with the SEC
                                              on January 7, 2003, is
                                              incorporated herein by reference.

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

 10.9      Indemnification Agreement         The Indemnification Agreement
           between First Federal Bancorp,    Between First Federal Bancorp,
           Inc. and Ward D. Coffman, III     Inc. and Ward D. Coffman, III,
           dated October 16, 2002            dated October 16, 2002, filed
                                             as Exhibit 10.16 to Bancorp's
                                             Form 10KSB filed with the SEC
                                             on December 18, 2002, is
                                             incorporated herein by reference.

 10.10     Indemnification Agreement         The Indemnification Agreement
           between First Federal Bancorp,    between First Federal Bancorp,
           Inc. and John C. Matesich, III    Inc. and John C. Matesich, III
           dated October 16, 2002            dated October 16, 2002, filed
                                             as Exhibit 10.17 to Bancorp's
                                             Form 10KSB filed with the SEC
                                             on December 18, 2002, is
                                             incorporated herein by reference.

 10.11     Indemnification Agreement         The Indemnification Agreement
           between First Federal Bancorp,    between First Federal Bancorp,
           Inc. and Robert D. Goodrich, II   Inc. and Robert D. Goodrich, II
           dated October 16, 2002            dated October 16, 2002, filed
                                             as Exhibit 10.18 to Bancorp's
                                             Form 10KSB filed with the SEC
                                             on December 18, 2002, is
                                             incorporated herein by reference.

 10.12     Indemnification Agreement         The Indemnification Agreement
           between First Federal Bancorp,    between First Federal Bancorp,
           Inc. and Don R. Parkhill          Inc. and Don R. Parkhill
           dated November 20, 2002           dated November 20, 2002, filed
                                             as Exhibit 10.19 to Bancorp's
                                             Form 10KSB filed with the SEC
                                             on December 18, 2002, is
                                             incorporated herein by reference.

 10.13     Indemnification Agreement         The Indemnification Agreement
           between First Federal Bancorp,    between First Federal Bancorp,
           Inc. and Patrick L. Hennessey     Inc. and Patrick L. Hennessey
           dated November 20, 2002           dated November 20, 2002, filed
                                             as Exhibit 10.20 to Bancorp's
                                             Form 10KSB filed with the SEC
                                             on December 18, 2002, is
                                             incorporated herein by reference.

 10.14     Indemnification Agreement         The Indemnification Agreement
           between First Federal Bancorp,    between First Federal Bancorp,
           Inc. and J. William Plummer       Inc. and J. William Plummer
           dated December 18, 2002           dated December 18, 2002, filed
                                             as Exhibit 10.21 to Bancorp's
                                             Form 10KSB filed with the SEC
                                             on December 18, 2002, is
                                             incorporated herein by reference.

 10.15     Indemnification Agreement         The Indemnification Agreement
           between First Federal Bancorp,    between First Federal Bancorp,
           Inc. and Connie Ayres LaPlante    Inc. and Connie Ayres LaPlante
           dated December 18, 2002           dated December 18, 2002, filed
                                             as Exhibit 10.22 to Bancorp's
                                             Form 10KSB filed with the SEC
                                             on December 18, 2002, is
                                             incorporated herein by reference.

 14        Code of Business Conduct and Ethics

 21        Subsidiaries of First Federal
           Bancorp, Inc.

 23        Consent of Auditor - BKD LLP

 31.1      Rule 13a-14(a)/15d-14(a)
           Certifications:
           CEO Certification

 31.2      Rule 13a-14(a)/15d-14(a)
           Certifications:
           CFO Certification

 32.1      Section 1350 Certification:
           CEO

 32.2      Section 1350 Certification:
           CFO

 99.1      Proxy Statement for the 2004      Incorporated by reference to the
           Annual Meeting of Shareholders    Definitive Proxy Statement for
           of First Federal Bancorp, Inc.    the 2004 Annual Meeting of
                                             Shareholders, to be filed.

 99.2      Safe Harbor Under the Private
           Securities Litigation Reform
           Act of 1995