Form 10QSB
period 2003-12-31
FIRST FEDERAL BANCORP INC/OH/
filed 2004-02-13
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 (Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2003

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

As of January 31, 2004, the latest practicable date, 3,263,181 shares of the registrant's common stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format:

Yes                                                     No    X
     -----                                                  -----

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

                                   PART I
                                   ------

ITEM 1.                     FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

                         CONSOLIDATED BALANCE SHEETS


                                                         At Dec. 31       At Sept. 30
                                                            2003             2003
                                                         ----------       -----------
                                                         (unaudited)

ASSETS
Cash and amounts due from banks                         $  4,948,139     $  3,123,216
Interest-bearing demand deposits                           1,500,000        1,500,000
                                                        ------------     ------------
Cash and cash equivalents                               $  6,448,139     $  4,623,216
Interest-bearing deposits                                  2,193,000        2,193,000
Investment securities held to maturity
 (Fair value - $8,483,000 in 12/03 and
 $8,498,000 in 9/03)                                       8,466,586        8,470,324
Loans receivable, net of losses of
 $1,611,000 and $1,509,000                               212,033,699      205,475,995
Federal Home Loan Bank stock                               4,831,600        4,783,400
Premises and equipment                                     6,998,886        7,113,867
Interest receivable                                        1,163,314        1,148,254
Other assets                                                 739,172          719,596
                                                        ------------     ------------
      Total Assets                                      $242,874,396     $234,527,652
                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                              $165,895,950     $164,447,049
  Short-term FHLB advances                                12,775,000        6,360,000
  Long-term debt                                          39,921,001       39,925,131
  Interest payable                                           265,140          273,951
  Other liabilities                                        1,753,591        1,443,641
                                                        ------------     ------------
      Total Liabilities                                 $220,610,682     $212,449,772
                                                        ============     ============

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity
  Preferred stock: $100 par value; 1,000,000 shares
   authorized; no shares issued and outstanding
  Common stock: no par value; 9,000,000 shares
   authorized; 3,303,400 shares issued; 3,261,481
   shares outstanding at 12/03 and 3,260,681 at 9/03    $  3,823,153     $  3,823,153
  Retained earnings                                       18,764,452       18,584,939
  Treasury shares, 41,919 shares
   at 12/03 and 42,719 at 9/03, at cost                     (323,891)        (330,212)
                                                        ------------     ------------
      Total Stockholders' Equity                        $ 22,263,714     $ 22,077,880
                                                        ------------     ------------

      Total Liabilities and Stockholders' Equity        $242,874,396     $234,527,652
                                                        ============     ============

See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME


                                                Three Months Ended
                                                   December 31
                                             ------------------------
                                                2003          2002
                                                ----          ----
                                                   (unaudited)

INTEREST INCOME
  Loans receivable                           $3,194,643    $3,448,031
  Investment securities                          92,225       146,413
  Deposits with financial institutions           14,236        10,072
                                             ----------    ----------
      Total Interest Income                   3,301,104     3,604,516
                                             ----------    ----------

INTEREST EXPENSE
  Deposits                                      715,906       978,268
  Borrowed money                                534,009       553,773
                                             ----------    ----------
      Total Interest Expense                  1,249,915     1,532,041
                                             ----------    ----------

      Net Interest Income                     2,051,189     2,072,475

      Provision for Loan Losses                 223,333        75,522
                                             ----------    ----------
      Net Interest Income After Provision
       for Loan Losses                        1,827,856     1,996,953
                                             ----------    ----------

NONINTEREST INCOME
  Service charges on deposit accounts           198,130       173,774
  Net gains (losses) on loan sales               94,812       (50,906)
  Other income                                  221,133       183,581
                                             ----------    ----------
      Total Noninterest Income                  514,075       306,449
                                             ----------    ----------

NONINTEREST EXPENSES
  Salaries and employee benefits                792,741       751,695
  Occupancy and equipment expense               282,855       248,542
  Data processing expense                       172,103       159,594
  Deposit insurance expense                      21,599        21,849
  Advertising                                    90,539        76,449
  Ohio franchise taxes                           60,261        61,094
  Other operating expenses                      345,290       330,778
                                             ----------    ----------
      Total Noninterest Expenses              1,765,388     1,650,001
                                             ----------    ----------

Income Before Income Taxes                      576,543       653,401

  Income tax expense                            199,212       225,614
                                             ----------    ----------

  Net Income                                 $  377,331    $  427,787
                                             ==========    ==========

EARNINGS PER SHARE
  Basic                                      $      .12    $      .13
                                             ----------    ----------
  Diluted                                    $      .11    $      .13
                                             ----------    ----------

WEIGHTED AVERAGE COMMON AND
      COMMON EQUIVALENT SHARES
          Basic                               3,260,864     3,263,201
                                             ----------    ----------
          Diluted                             3,366,832     3,386,133
                                             ----------    ----------

DIVIDENDS DECLARED PER SHARE                 $      .06    $     .055
                                             ----------    ----------

See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Three Months Ended
                                                                      December 31
                                                              ---------------------------
                                                                  2003            2002
                                                                  ----            ----
                                                                      (unaudited)

OPERATING ACTIVITIES:
  Net Income                                                  $   377,331     $   427,787
  Adjustments to reconcile net income to net cash
   provided by operating activities:

    Provision for loan losses                                     223,333          75,522
    Depreciation and amortization                                 157,836         147,885
    Investment securities accretion, net                           50,569          39,369
    FHLB stock dividend                                           (48,200)        (52,000)
    Net change in
      Mortgage loans held for sale                                      0               0
      Other assets and other liabilities                          132,327         201,886
                                                              -----------     -----------

      Net Cash Provided by Operating Activities                   893,196         840,449
                                                              -----------     -----------

INVESTING ACTIVITIES:
  Net change in interest-bearing deposits                               0               0
  Purchase of securities held to maturity                      (1,577,988)     (1,123,010)
  Proceeds from maturities of securities held to maturity       1,531,156       1,130,675
  Net change in loans                                          (6,839,487)      2,304,086
  Purchase of premises and equipment                              (42,854)        (63,619)
  Proceeds from sales and payments received on real estate
   owned and repossessed assets                                    58,450         156,278
                                                              -----------     -----------

      Net Cash Provided (Used) by Investing Activities         (6,870,723)      2,404,410
                                                              -----------     -----------

FINANCING ACTIVITIES:
  Net change in
    Deposits                                                    1,448,901       3,488,740
    Advance payments by borrowers for taxes and insurance         134,174         143,757
    Short-term borrowings                                       6,415,000      (1,128,000)
  Proceeds of long-term debt                                            0               0
  Repayment of long-term debt                                      (4,130)     (5,003,890)
  Cash dividends                                                 (195,689)       (179,580)
  Treasury shares purchased                                             0        (120,450)
  Proceeds from exercise of options                                 4,194           2,508
                                                              -----------     -----------

      Net Cash Provided (Used) by Financing Activities          7,802,450      (2,796,915)
                                                              -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         1,824,923         447,944

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    4,623,216       6,223,753
                                                              -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 6,448,139     $ 6,671,697
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

The consolidated balance sheet as of September 30, 2003 has been derived from the audited consolidated balance sheet as of that date.

In the opinion of management, the Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of December 31, 2003, and September 30, 2003, and the results of its operations for the three months ended December 31, 2003, and 2002, and its cash flows for the three months ended December, 2003 and 2002. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $713,905 and $111,920, respectively, at December 31, 2003 and $1,910,662 and $719,743 respectively at September 30, 2003.

3.    Earnings Per Common Share
      -------------------------

Basic earnings per share is based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock option plans. The computations are as follows:


                                                                 Three Months Ended
                                                                     December 31
                                                               ----------------------
                                                                  2003         2002
                                                                  ----         ----

      Weighted-average common shares outstanding (basic)       3,260,864    3,263,201
      Dilutive effect of assumed exercise of stock options       105,968      122,932
                                                               ---------    ---------

      Weighted-average common shares outstanding (dilutive)    3,366,832    3,386,133
                                                               =========    =========

Options to purchase 51,055 and 49,607 shares of common stock with respective weighted-average exercise prices of $9.91 and $9.66 were outstanding at December 31, 2003 and 2002, respectively, but were excluded from the computation of common share equivalents for the three month periods then ended, because the exercise prices were greater than the average market price of the common shares.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended December 31, 2003 and the year ended September 30, 2003.

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


                                                     Three Months Ended
                                                         December 30
                                                    --------------------
                                                      2003        2002
                                                      ----        ----

Net Income, as reported                             $377,331    $427,787
Less: Total stock-based employee compensation
      cost determined under the fair value based
      method, net of income taxes                      6,120       4,787
                                                    --------    --------

Pro forma net income                                $371,211    $423,000
                                                    ========    ========

Earnings Per Share:
      Basic - as reported                           $    .12    $    .13
                                                    --------    --------
      Basic - pro forma                             $    .11    $    .13
                                                    --------    --------
      Diluted - as reported                         $    .11    $    .13
                                                    --------    --------
      Diluted - pro forma                           $    .11    $    .12
                                                    --------    --------

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

      3. Management's anticipation that loan demand will remain stable, but that the mortgage loan portfolio may decrease as lower interest rates make adjustable mortgages, which are held in portfolio rather than being sold, less attractive;

      4. Management's anticipation that advances from the FHLB will decrease as savings increase during fiscal year 2004;

      5. Management's anticipation that adjustable-rate loans will reprice lower in fiscal year 2004 if interest rates remain relatively stable or decrease;

Changes in Financial Condition from September 30, 2003 to December 31, 2003
---------------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $8.4 million, or 3.56%, from $234.5 million at September 30, 2003, to $242.9 million at December 31, 2003. The increase is due primarily to an increase of $6.5 million in loans receivable and an increase of $1.8 million in cash and cash equivalents.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $17.1 million at December 31, 2003, which is an increase of $1.8 million from September 30, 2003. The OTS requires savings associations to maintain a sufficient level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which the Savings Bank may rely if necessary to fund deposit withdrawals and other short-term funding needs. The liquidity of the Savings Bank, defined as adjusted liquid assets divided by deposits (not including jumbo certificates due in one year or less), was 5.08% at December 31, 2003 and 5.13% at September 30, 2003. Funds are available through FHLB advances to meet the Savings Bank's liquidity needs.

The loans receivable balance increased $6.5 million for the three-month period. The increase in loans receivable was comprised of an increase in residential real estate loans of $6.3 million, a $1.6 million decrease in consumer automobile loans, a $900,000 increase in non-residential real estate loans and commercial loans and a $900,000 increase in consumer line of credit loans. The increase in residential loans was due to the general increase in the market on rates charged for fixed-rate loans. This resulted in fewer loans sold in the secondary market as more customers opted for variable rate loans. As part of the Saving Bank's interest rate management variable rate loans are kept in the loan portfolio. The decrease in consumer auto loans was due to a decreased volume in loans originated due to lack of demand and competition with the auto manufacturers' zero percent interest programs.

As of December 31, 2003, the Savings Bank had long- and short-term borrowed funds from the FHLB in the amount of $39.9 million and $12.8 million, respectively, at a weighted average rate of 4.22%. Long-term FHLB advances remained stable at $39.9 million and short-term FHLB advances increased $6.4 million from September 30, 2003. As of December 31, 2003, the Savings Bank had a borrowing limit of $78.8 million at the FHLB. The limit is collateralized by one-to-four and multi-family mortgage loans. The net increase in FHLB advances of $6.4 million was due to the growth of the loan portfolio exceeding the growth in deposits. Deposits increased by $1.5 million, or .88%, from $164.4 million at September 30, 2003, to $165.9 million at December 31, 2003. The increase in savings was due to a $1.2 million increase in various checking accounts and a $300,000 increase in certificate accounts. Management believes that deposits will increase during fiscal year 2004 and that FHLB advances will decrease as savings balances increase. No assurance can be provided, however, that deposits will increase and that the loan portfolio and loan demand may decline. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at December 31, 2003.


                                         Amount        Percent of
                                     (In Thousands)      Assets
                                     --------------    ----------

      Actual Tangible Capital           $17,710           7.31%
      Required Tangible Capital           3,632           1.50%
                                        -------          -----
      Excess Tangible Capital           $14,078           5.81%

      Actual Core Capital               $17,710           7.31%
      Required Core Capital (1)           9,685           4.00%
                                        -------          -----
      Excess Core Capital               $ 8,025           3.31%

      Actual Risk Based Capital         $19,075          10.51%
      Required Risk Based Capital        14,517           8.00%
                                        -------          -----
      Excess Risk Based Capital         $ 4,558           2.51%

--------------------
<F1>  Although the general required minimum core capital is 4.00%, savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

Management is not aware of any proposed regulations or recommendations by the OTS that, if implemented, would have a material effect upon the Savings Bank's capital.

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2003, and 2002
---------------------------

Net Interest Income
-------------------

Net interest income before provision for loan losses decreased $21,000 for the comparative three-month periods. Total interest income decreased $303,000 for the three-month period ended December 31, 2003, compared to the same period in 2002, but was partially offset by a decrease of interest expense of $282,000. Total interest income decreased primarily due to a decrease in the interest rate earned on loans receivable and the reduction in auto-loan portfolio balance. Total interest expense decreased due to the reduction in interest rates paid on deposits and FHLB advances since December 31, 2002.

The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates. With the recent lower rates, many loan customers have chosen fixed-rate loans over adjustable-rate loans. This has resulted in selling more loans in the secondary market versus keeping the loans in the Savings Bank's portfolio. If interest rates remain relatively stable or decrease during fiscal year 2004, the adjustable-rate mortgage loan portfolio will reprice at lower rates, while rising interest rates could result in upward adjustments to the interest rates on those loans. No assurance can be provided with respect to which direction interest rates will move. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of the Savings Bank.

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $806,000 at December 31, 2003, which represents .38% of total loans. This was an increase of $159,000 from December 31, 2002.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,611,000 at December 31, 2003, compared to $1,619,000 at December 31, 2002. During the three-month periods ended December 31, 2003, and December 31, 2002, the Savings Bank recorded recoveries of $33,000 and $77,000 and charge-offs of $154,000 and $222,000, respectively. The provisions for loan losses during the three-month periods ended December 31, 2003, and 2002, were $223,300 and $75,500 respectively.

Noninterest Income and Expense
------------------------------

The federal income tax provision decreased $26,400 for the three-month period ended December 31, 2003, compared to the same period in 2002 due to a decrease in pre-tax net income for the period.

Total noninterest income increased $208,000 for the three-month period ended December 31, 2003, compared to the same period in 2002. There was an increase in the gain on the sale of loans of $146,000 for the three-month period ended December 31, 2003, due to the recording of $98,000 for the reversal of prior impairment of mortgage servicing rights. Most refinances in the low rate environment are completed and therefore fewer loans are paying-off, which has increased the value of the remaining mortgage servicing rights yet to be amortized. Service charges increased $24,000 due to a bounce-guard protection program for checking accounts, and other income increased $38,000 for the three-month period ended December 31, 2003 due to increase servicing fees on previous loans sold and prepayment penalties and miscellaneous fees on auto loans.

Total noninterest expenses increased $115,000 for the quarter ended December 31, 2003, compared to the same period in 2002. Salaries and benefits increased $41,000 as a result of increased accrual for incentive pay, normal pay increases and the addition of staff for a loan production office in the three-month period ended December 2003 compared to the three-month period ended December 31, 2002. Data processing costs increased $12,500 due to increased costs at the service bureau and the additional services of on-line banking, check imaging and free bill-pay. Occupancy expense increased $34,000 due to the remodeling of a current branch and the additional operational expenses of a new loan production office in the Columbus Ohio area. Other operating expenses increased $14,000 due to additional consulting, accounting and legal fees for the three-month period ended December 31, 2003.

Off-Balance Sheet Arrangement
-----------------------------

Bancorp had no off-balance sheet arrangements as of December 31, 2003.

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

There were no additional disclosures since the 10-KSB dated September 30, 2003.

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

ITEM 3. CONTROLS AND PROCEDURES.

The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of December 31, 2003. There was no change in the registrant's internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                   PART II

                              OTHER INFORMATION
                              -----------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER OF
         --------------------------------------------------
         PURCHASES OF EQUITY SECURITIES
         ------------------------------
         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         Not applicable

ITEM 5.  OTHER INFORMATION
         -----------------
         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         Exhibit 3.1  Articles of Incorporation   The Articles of Incorporation
                      of First Federal Bancorp,   of First Federal Bancorp,
                      Inc.                        Inc. ("Bancorp"), filed as
                                                  Exhibit 4a(1) to Bancorp's
                                                  Registration Statement on
                                                  Form S-8 filed with the
                                                  Securities and Exchange
                                                  Commission ("SEC") on
                                                  February 1, 1994 (the
                                                  "1994 S-8"), are incorporated
                                                  herein by reference.

         Exhibit 3.2  Amendment to the Articles   The Amendment to the Articles
                      of Incorporation of First   of Incorporation of Bancorp,
                      Federal Bancorp, Inc.       filed as Exhibit 4a(1) to the
                                                  1994 S-8, is incorporated
                                                  herein by reference.

         Exhibit 3.3  Amended and Restated Code   The Code of Regulations of
                      of Regulations of First     Bancorp filed as Exhibit A
                      Federal Bancorp, Inc.       to Bancorp's Definitive Proxy
                                                  Statement, filed with the SEC
                                                  on January 7, 2003, is
                                                  incorporated herein by
                                                  reference.

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

         Form 8-K was filed on November 20, 2003 relating to a press release on November 20, 2003.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 13, 2004                By: /s/ J. William Plummer
                                           ----------------------------
                                           J. William Plummer
                                           President


Date: February 13, 2004                By: /s/ Connie Ayres LaPlante
                                           ----------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer