Form 10QSB
period 2004-03-31
FIRST FEDERAL BANCORP INC/OH/
filed 2004-05-13
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 (Mark One)

              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


              [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

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

     Registrant's telephone number, including area code: (740) 588-2222 As of April 30, 2004, the latest practicable date, 3,286,201 shares of the registrant's common stock, no par value, were issued and outstanding.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                  No
     -------                   -------

Transitional Small Business Disclosure Format:

Yes                        No     X
     -------                   -------


        Page 1 of 13 Pages


                         FIRST FEDERAL BANCORP, INC.

                                    INDEX
                                    -----

PART I    FINANCIAL INFORMATION                                       PAGE
                                                                      ----

Item 1.   Financial Statements

          Consolidated Balance Sheets                                   3

          Consolidated Statements of Income                             4

          Consolidated Statements of Cash Flows                         5

          Notes to Consolidated Financial Statements                    6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 7

Item 3.   Controls and Procedures

PART II   OTHER INFORMATION                                            12

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES                                                   13

                                   PART I
                                   ------

ITEM 1.                     FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

                         CONSOLIDATED BALANCE SHEETS

                                              At March 31      At Sept. 30
                                                 2004             2003
                                              -----------      -----------
                                              (unaudited)
                                              -----------
ASSETS
Cash and amounts due from banks              $  4,308,157     $  3,123,216
Interest-bearing demand deposits                1,500,000        1,500,000
                                             ------------     ------------
Cash and cash equivalents                    $  5,808,157     $  4,623,216
Interest-bearing deposits                       2,693,000        2,193,000
Investment securities held to maturity
 (Fair value - $7,658,000 in 3/04 and
 $8,498,000 in 9/03)                            7,891,012        8,470,324
Loans receivable, net of losses of
 $1,619,000 and $1,509,000                    220,005,530      205,475,995
Federal Home Loan Bank stock                    4,879,600        4,783,400
Premises and equipment                          6,914,328        7,113,867
Interest receivable                             1,122,963        1,148,254
Other assets                                    1,185,831          719,596
                                             ------------     ------------
      Total Assets                           $250,500,421     $234,527,652
                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                   $179,302,544     $164,447,049
  Short-term FHLB advances                      6,666,000        6,360,000
  Long-term debt                               39,916,809       39,925,131
  Interest payable                                260,632          273,951
  Other liabilities                             1,659,567        1,443,641
                                             ------------     ------------
      Total Liabilities                      $227,805,552     $212,449,772
                                             ------------     ------------

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity
  Preferred stock:  $100 par value;
   1,000,000 shares authorized; no
   shares issued and outstanding
  Common stock:  no par value;
   9,000,000 shares authorized;
   3,303,400 shares issued; 3,286,201
   shares outstanding at 3/04 and
   3,260,681 at 9/03                         $  3,823,153     $  3,823,153
  Retained earnings                            19,004,970       18,584,939
  Treasury shares, 17,199 shares at
   3/04 and 42,719 at 9/03, at cost              (133,254)        (330,212)
                                             ------------     ------------
      Total Stockholders' Equity             $ 22,694,869     $ 22,077,880
                                             ------------     ------------

      Total Liabilities and
       Stockholders' Equity                  $250,500,421     $234,527,652
                                             ============     ============

See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                               Three Months Ended             Six Months Ended
                                                    March 31                      March 31
                                               -------------------           -------------------
                                               2004           2003           2004           2003
                                               ----           ----           ----           ----

INTEREST INCOME
  Loans receivable                          $3,308,434     $3,366,100     $6,503,077     $6,814,131
  Investment securities                         85,694        126,433        177,919        272,846
  Deposits with financial institutions          15,632          8,336         29,867         18,408
                                            ----------     ----------     ----------     ----------
      Total Interest Income                  3,409,760      3,500,869      6,710,863      7,105,385
                                            ----------     ----------     ----------     ----------
INTEREST EXPENSE
  Deposits                                     714,868        882,144      1,430,775      1,860,412
  Borrowed money                               510,982        491,231      1,044,991      1,045,004
                                            ----------     ----------     ----------     ----------
      Total Interest Expense                 1,225,850      1,373,375      2,475,766      2,905,416
                                            ----------     ----------     ----------     ----------
      Net Interest Income                    2,183,910      2,127,494      4,235,097      4,199,969
      Provision for Loan Losses                 70,163         (6,151)       293,496         69,371
                                            ----------     ----------     ----------     ----------
      Net Interest Income After
       Provision for Loan Losses             2,113,747      2,133,645      3,941,601      4,130,598
                                            ----------     ----------     ----------     ----------
INCOME
  Service charges on deposit accounts          167,815        159,341        365,946        333,115
  Net gains on loan sales                      121,820         33,927        216,632        (16,979)
  Other income                                 173,725        160,084        394,858        343,665
                                            ----------     ----------     ----------     ----------
      Total other income                       463,360        353,352        977,436        659,801
                                            ----------     ----------     ----------     ----------
EXPENSE
  Salaries and employee benefits               733,629        715,593      1,526,371      1,467,288
  Occupancy and equipment expense              264,435        256,275        547,289        504,817
  Data processing expense                      162,937        166,078        335,040        325,672
  Deposit insurance expense                     22,213         21,887         43,812         43,736
  Advertising                                  109,679        105,272        200,218        181,721
  Ohio franchise taxes                          60,050         61,000        120,311        122,094
  Other operating expenses                     425,604        412,937        770,895        743,715
                                            ----------     ----------     ----------     ----------
      Total other expenses                   1,778,547      1,739,042      3,543,936      3,389,043
                                            ----------     ----------     ----------     ----------
  Income Before Income Taxes                   798,560        747,955      1,375,101      1,401,356
      Income tax expense                       275,534        257,809        474,747        483,423
                                            ----------     ----------     ----------     ----------
      Net Income                            $  523,026     $  490,146     $  900,354     $  917,933
                                            ==========     ==========     ==========     ==========
EARNINGS PER SHARE
  Basic                                     $      .16     $      .15     $      .28     $      .28
                                            ----------     ----------     ----------     ----------
  Diluted                                   $      .16     $      .15     $      .27     $      .27
                                            ----------     ----------     ----------     ----------
WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                      3,267,126      3,234,782      3,263,978      3,246,284
                                            ----------     ----------     ----------     ----------
  Diluted                                    3,370,893      3,349,369      3,368,845      3,365,043
                                            ----------     ----------     ----------     ----------
DIVIDENDS DECLARED PER SHARE                $     .060     $     .055     $      .12     $      .11
                                            ----------     ----------     ----------     ----------

See Notes to the Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                    Six Months Ended
                                                                        March 31
                                                                 ----------------------
                                                                 2004              2003
                                                                 ----              ----

OPERATING ACTIVITIES:
  Net Income                                                 $    900,354      $    917,933
  Adjustments to reconcile net income
   to net cash provided by operating activities:

    Provision for loan losses                                     293,496            69,371
    Depreciation and amortization                                 312,608           307,858
    Investment securities accretion, net                          100,931            89,295
    FHLB stock dividend                                           (96,200)          (97,700)
    Net change in
      Mortgage loans held for sale                                      0                 0
      Other assets and other liabilities                         (235,903)          239,672
                                                             ------------      ------------

      Net Cash Provided by Operating Activities                 1,275,286         1,526,429
                                                             ------------      ------------

INVESTING ACTIVITIES:
  Net change in interest-bearing deposits                        (500,000)            3,000
  Purchase of securities held to maturity                      (2,590,563)       (4,025,365)
  Proceeds from maturities of securities held to maturity       3,068,944         3,957,819
  Net change in loans                                         (14,974,775)       (3,370,448)
  Purchase of premises and equipment                             (113,069)          (66,169)
  Proceeds from sales and payments received on real
   estate owned and repossessed assets                            151,746           376,164
                                                             ------------      ------------

      Net Cash (Used) Provided by Investing Activities        (14,957,717)       (3,124,999)
                                                             ------------      ------------

FINANCING ACTIVITIES:
  Net change in
    Deposits                                                   14,855,496         5,226,082
    Advance payments by borrowers for taxes and insurance          (2,436)          (10,802)
    Short-term borrowings                                         306,000         7,431,000
  Proceeds of long-term debt                                            0                 0
  Repayment of long-term debt                                      (8,322)      (10,007,839)
  Cash dividends                                                 (392,860          (355,123)
  Treasury Shares Purchased                                        (4,505)         (360,548)
  Proceeds from exercise of options                               113,999             3,530
                                                             ------------      ------------

      Net Cash (Used) Provided by Financing Activities         14,867,372         1,926,300
                                                             ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         1,184,941           327,730
                                                             ------------      ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 $  4,623,216      $  6,223,753
                                                             ============      ============

CASH AND CASH EQUIVALENTS, END OF YEAR                       $  5,808,157      $  6,551,483
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

In the opinion of management, the Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of March 31, 2004, and September 30, 2003, and the results of its operations for the three and six months ended March 31, 2004, and 2003, and its cash flows for the six months ended March, 2004 and 2003. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $531,320 and $170,280, respectively, at March 31, 2004 and $1,910,662 and $719,743 respectively at September 30, 2003.

3.    Earnings Per Common Share
      -------------------------

Basic earnings per share is based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock option plans. The computations are as follows:

                                                              Three Months Ended        Six Months Ended
                                                                   March 31                  March 31
                                                              ------------------        -----------------
                                                              2004         2003         2004         2003
                                                              ----         ----         ----         ----

Weighted-average common shares outstanding (basic)         3,267,126    3,234,782    3,263,978    3,246,284
Dilutive effect of assumed exercise of stock options         103,767      114,587      104,867      118,759
                                                           ---------    ---------    ---------    ---------

Weighted-average common shares outstanding (dilutive)      3,370,893    3,349,369    3,368,845    3,365,043
                                                           =========    =========    =========    =========

Options to purchase 51,085 and 49,485 shares of common stock with respective weighted-average exercise prices of $9.91 and $9.66 were outstanding at March 31, 2004 and 2003, respectively, but were excluded from the computation of common share equivalents for the three-month periods then ended, because the exercise prices were greater than the average market price of the common shares.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended March 31, 2004 and the year ended September 30, 2003.

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

                                                           Three Months Ended        Six Months Ended
                                                               March 31                  March 31
                                                           ------------------        -----------------
                                                           2004         2003         2004         2003
                                                           ----         ----         ----         ----

Net Income, as reported                                  $523,026     $490,146     $900,354     $917,933
Less:  Total stock-based employee compensation
       cost determined under the fair value based
       method, net of income taxes                          5,619       23,583       11,238       42,195
                                                         --------     --------     --------     --------
Pro forma net income                                     $517,407     $446,563     $889,116     $875,738
                                                         ========     ========     ========     ========
Earnings Per Share:
  Basic - as reported                                    $    .16     $    .15     $    .28     $    .28
                                                         --------     --------     --------     --------
  Basic - pro forma                                      $    .16     $    .14     $    .27     $    .27
                                                         --------     --------     --------     --------
  Diluted - as reported                                  $    .16     $    .15     $    .27     $    .27
                                                         --------     --------     --------     --------
  Diluted - pro forma                                    $    .15     $    .14     $    .26     $    .26
                                                         --------     --------     --------     --------

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

      3. Management's anticipation that loan demand will remain stable, and that the mortgage loan portfolio may increase as lower interest rates make adjustable mortgages, which are held in portfolio rather than being sold, more attractive;

      4. Management's anticipation that advances from the FHLB will decrease as savings increase during fiscal year 2004; and

      5. Management's anticipation that adjustable-rate loans will reprice lower in fiscal year 2004 if interest rates remain relatively stable or decrease;

Changes in Financial Condition from September 30, 2003 to March 31, 2004
------------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $16.0 million, or 6.81%, from $234.5 million at September 30, 2003, to $250.5 million at March 31, 2004. The increase is due primarily to an increase of $14.5 million in loans receivable, an increase of $1.1 million in cash and cash equivalents, and a $.4 million increase in other assets.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $16.4 million at March 31, 2004, which is an increase of $1.1 million from September 30, 2003. The OTS requires savings associations to maintain a sufficient level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which the Savings Bank may rely if necessary to fund deposit withdrawals and other short-term funding needs. The liquidity of the Savings Bank, defined as adjusted liquid assets divided by deposits (not including jumbo certificates due in one year or less), was 4.92% at March 31, 2004 and 5.13% at September 30, 2003. Funds are available through FHLB advances to meet the Savings Bank's liquidity needs.

The loans receivable balance increased $14.5 million for the six-month period. The increase in loans receivable was comprised of an increase in residential real estate loans of $9.4 million, a $1.4 million increase in consumer automobile loans, a $1.7 million increase in non-residential real estate loans and commercial loans and a $2.0 million increase in consumer line of credit loans and other consumer loans. The increase in residential loans was due to the general increase in the market on rates charged for fixed-rate loans. This resulted in fewer loans sold in the secondary market as more customers opted for variable rate loans. Management anticipates that the mortgage loan portfolio may increase as lower interest rates make adjustable mortgages, which are held in portfolio rather than being sold, more attractive. As part of the Saving Bank's interest rate management variable rate loans are kept in the loan portfolio. The increase in consumer auto loans was due to an increased volume in loans originated due to lower interest rates offered.

As of March 31, 2004, the Savings Bank had long- and short-term borrowed funds from the FHLB in the amount of $39.9 million and $6.7 million, respectively, at a weighted average rate of 4.43%. Long-term FHLB advances remained stable at $39.9 million and short-term FHLB advances increased $300,000 from September 30, 2003. As of March 31, 2004, the Savings Bank had a borrowing limit of $79.8 million at the FHLB. The limit is collateralized by one-to-four and multi-family mortgage loans. The net increase in FHLB advances of $300,000 was due to the growth of the loan portfolio exceeding the growth in deposits. Deposits increased by $14.9 million, or 9.03%, from $164.4 million at September 30, 2003, to $179.3 million at March 31, 2004. The increase in savings was due to a $9.2 million increase in jumbo deposits, which are $100,000 or more per account, from national sources, a $3.1 million increase in various checking accounts and a $2.6 million increase in certificate accounts. Management believes that deposits will increase during fiscal year 2004 and that FHLB advances will decrease as savings balances increase. No assurance can be provided, however, that deposits will increase and that the loan portfolio may increase and loan demand may remain stable. Deposit levels and loan demand are affected by national, as well as local, interest rates, the attractiveness of alternative investments and other national and local economic circumstances.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at March 31, 2004.

                                          Amount        Percent of
                                      (In Thousands)      Assets
                                      --------------    ----------

Actual Tangible Capital                  $17,920          7.17%
Required Tangible Capital                  3,749          1.50%
                                         -------         -----
Excess Tangible Capital                  $14,171          5.67%

Actual Core Capital                      $17,920          7.17%
Required Core Capital (1)                  9,998          4.00%
                                         -------         -----
Excess Core Capital                      $ 7,922          3.17%

Actual Risk Based Capital                $19,228         10.18%
Required Risk Based Capital               15,159          8.00%
                                         -------         -----
Excess Risk Based Capital                $ 4,069          2.18%

___________________
(1) Although the general required minimum core capital is 4.00%, savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

Management is not aware of any proposed regulations or recommendations by the OTS that, if implemented, would have a material effect upon the Savings Bank's capital.

Comparison of Operating Results for the Three-and
-------------------------------------------------
 Six-Month Periods Ended March 31, 2004, and 2003
-------------------------------------------------

Net Interest Income
-------------------

Net interest income before provision for loan losses increased $56,000 for the comparative three-month periods and $35,000 for the comparative six-month periods. Total interest income decreased $91,000 for the three-month period and $395,000 for the six-month period ended March 31, 2004, compared to the same period in 2003, but was partially offset by a decrease of interest expense of $148,000 and $430,000 for the same period. Total interest income decreased primarily due to a decrease in the interest rate on loans receivable. Total interest expense decreased due to the reduction in interest rates paid on deposits and due to the shift in savings to lower yielding accounts from certificates since March 31, 2003.

The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates. With the recent lowering of rates, many loan customers have chosen fixed-rate loans over adjustable-rate loans. This has resulted in selling more loans in the secondary market versus keeping the loans in the Savings Bank's portfolio. If interest rates remain relatively stable or decrease during fiscal year 2004, the adjustable-rate mortgage loan portfolio will reprice at lower rates, due to the rapid decrease in interest rates, while rising interest rates could result in upward adjustments to the interest rates on those loans. No assurance can be provided with respect to which direction interest rates will move. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of the Savings Bank.

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $776,000 at March 31, 2004, which represents .35% of total loans. This was an increase of $232,000 from March 31, 2003 due to auto loans.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,619,000 at March 31, 2004, compared to $1,526,000 at March 31, 2003. During the six-month periods ended March 31, 2004, and March 31, 2003, the Savings Bank recorded recoveries of $61,107 and $113,139 and charge-offs of $244,603 and $344,783 respectively. The provisions for loan losses during the six-month periods ended March 31, 2004, and 2003, were $293,496 and $69,371 respectively.

Noninterest Income and Expense
------------------------------
The federal income tax provision increased $17,725 for the three-month period and decreased $8,676 for the six-month period ended March 31, 2004, compared to the same period in 2003 due to a corresponding adjustment in pre-tax net income for the period.

Total noninterest income increased $110,000 for the three-month period and $318,000 for the six-month period ended March 31, 2004, compared to the same period in 2003. There was an increase in the gain on the sale of loans of $88,000 for the three-month period and $234,000 for the six-month period ended March 31, 2004, primarily due to the recording of the reversal of impairment of mortgage servicing rights on loans that were sold in the secondary market. Service charges on deposit accounts increased $8,000 and $33,000 for the three- and six-month periods ended March 31, 2004. Other fee income increased $14,000 and $51,000 for the three- and six-month periods ended March 31, 2004.

Total noninterest expenses increased $40,000 for the quarter ended March 31, 2004, and $155,000 for the six months ended March 31, 2004 compared to the same period in 2003. Salaries and benefits increased $18,000 and $59,000 as a result of normal pay increases in the three-and six-month period ended March 2004 compared to the three-and six-month period ended March 31, 2003. Other operating expenses increased $13,000 and $27,000 for the three- and six-month periods ended March 31, 2004, due to increased operating costs and professional fees. Occupancy expenses increased $8,000 and $42,000 mainly due to the remodeling of a branch office in the three- and six-month period ended March 2004 compared to the same period last year. Advertising increased $4,400 and $18,500 for the three- and six-month periods ended March 31, 2004 due to an emphasis on a new free checking product.

Off-Balance Sheet Arrangement
-----------------------------

Bancorp had no off-balance sheet arrangements as of March 31, 2004 that have or are reasonably likely to have a current or future effect on Bancorp's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 3.  CONTROLS AND PROCEDURES.

The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of March 31, 2004. There was no change in the registrant's internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                   PART II

                              OTHER INFORMATION
                              -----------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF
         ------------------------------------------------------------
         EQUITY SHARES
         -------------

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The annual meeting of shareholders was held on February 18, 2004. The following Directors were elected to terms expiring in 2006.

         NAME                          FOR        WITHHELD
         ----                          ---        --------

         John C. Matesich, III      2,555,478     537,905
         Don R. Parkhill            2,555,478     537,905
         J. William Plummer         2,555,478     537,905

         Those directors continuing their term were Ward D. Coffman III, Robert D. Goodrich, II, Patrick L. Hennessey, and Connie Ayres LaPlante.

         Two other matters were presented to the shareholders.

         1. To ratify the selection of BKD LLP as the Auditors of Bancorp for the current fiscal year:

               For           3,065,207      Against               10,576
               Abstentions      17,600      Broker Non-Votes           0

         2. To take certain action to evaluate a possible sale or merger of Bancorp:

               For             755,497      Against            1,642,701
               Abstentions      33,855      Broker Non-Votes     661,330

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

         Exhibit 3.3  Amended and Restated Code
                      of Regulations of First
                      Federal Bancorp, Inc. The Code of Regulations of Bancorp filed as Exhibit A to Bancorp's Definitive Proxy Statement, filed with the SEC on January 7, 2003, is incorporated herein by reference.

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

Form 8-K was filed on January 26, 2004 relating to a press release on January 26, 2004.


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 2004                    By: /s/ J. William Plummer
                                           --------------------------------
                                           J. William Plummer
                                           President


Date:  May 13, 2004                    By: /s/ Connie Ayres LaPlante
                                           --------------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer