Form 10QSB
period 2004-06-30
FIRST FEDERAL BANCORP INC/OH/
filed 2004-08-12
CIK 885076

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 (Mark One)

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to _____________

                         Commission File No. 0-20380

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

As of July 31, 2004, the latest practicable date, 3,286,221 shares of the registrant's common stock, no par value, were issued and outstanding.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No
     -----                   -----

Transitional Small Business Disclosure Format:

Yes                      No    X
     -----                   -----


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

                                   PART I
                                   ------

ITEM 1.                     FINANCIAL INFORMATION
                            ---------------------

                         First Federal Bancorp, Inc.

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                           At June 30       At Sept. 30
                                              2004             2003
                                           ----------       -----------
                                           (unaudited)
ASSETS
Cash and amounts due from banks           $  6,446,063     $  3,123,216
Interest-bearing demand deposits             1,500,000        1,500,000
                                          ------------     ------------
Cash and cash equivalents                 $  7,946,063     $  4,623,216
Interest-bearing deposits                    2,693,000        2,193,000
Investment securities held to maturity
 (Fair value - $7,854,000 in 6/04 and
 $8,498,000 in 9/03)                         7,914,299        8,470,324
Loans receivable, net of losses of
 $1,827,000 and $1,509,000                 225,856,836      205,475,995
Federal Home Loan Bank stock                 4,928,100        4,783,400
Premises and equipment                       6,759,465        7,113,867
Interest receivable                          1,142,620        1,148,254
Other assets                                   956,994          719,596
                                          ------------     ------------
      Total Assets                        $258,197,377     $234,527,652
                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                $178,775,217     $164,447,049
  Short-term FHLB advances                  15,877,000        6,360,000
  Long-term debt                            38,912,553       39,925,131
  Interest payable                             251,856          273,951
  Other liabilities                          1,467,761        1,443,641
                                          ------------     ------------
      Total Liabilities                   $235,284,387     $212,449,772
                                          ------------     ------------

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity
  Preferred stock: $100 par value;
   1,000,000 shares authorized; no
   shares issued and outstanding
  Common stock: no par value;
   9,000,000 shares authorized;
   3,303,400 shares issued; 3,286,221
   shares outstanding at 6/04 and
   3,260,681 at 9/03                      $  3,823,153        3,823,153
  Retained earnings                         19,222,937       18,584,939
  Treasury shares, 17,179 shares at
   6/04 and 42,719 at 9/03, at cost           (133,100)        (330,212)
                                          ------------     ------------
      Total Stockholders' Equity          $ 22,912,990     $ 22,077,880
                                          ------------     ------------

      Total Liabilities and
       Stockholders' Equity               $258,197,377     $234,527,652
                                          ============     ============

See Notes to the Condensed Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)


                                                Three Months Ended            Nine Months Ended
                                                      June 30                      June 30
                                                ------------------            -----------------
                                                2004          2003           2004           2003
                                                ----          ----           ----           ----

INTEREST INCOME
  Loans receivable                           $3,277,731    $3,348,724    $ 9,780,808    $10,162,855
  Investment securities                          85,197       101,417        263,116        374,263
  Deposits with financial institutions           16,899        13,264         46,766         31,672
                                             ----------    ----------    -----------    -----------
      Total Interest Income                   3,379,827     3,463,405     10,090,690     10,568,790
                                             ----------    ----------    -----------    -----------

INTEREST EXPENSE
  Deposits                                      752,899       791,681      2,183,674      2,652,093
  Borrowed money                                497,375       514,316      1,542,366      1,559,320
                                             ----------    ----------    -----------    -----------
      Total Interest Expense                  1,250,274     1,305,997      3,726,040      4,211,413
                                             ----------    ----------    -----------    -----------

      Net Interest Income                     2,129,553     2,157,408      6,364,650      6,357,377
      Provision for Loan Losses                 228,884       186,281        522,380        255,652
                                             ----------    ----------    -----------    -----------

      Net Interest Income After Provision
       for Loan Losses                        1,900,669     1,971,127      5,842,270      6,101,725
                                             ----------    ----------    -----------    -----------

INCOME
  Service charges on deposit accounts           207,870       164,247        573,816        497,362
  Net gains on loan sales                        23,328       209,398        239,960        192,419
  Other income                                  179,812       244,631        574,670        588,296
                                             ----------    ----------    -----------    -----------
      Total other income                        411,010       618,276      1,388,446      1,278,077
                                             ----------    ----------    -----------    -----------

EXPENSE
  Salaries and employee benefits                732,669     1,022,198      2,259,040      2,489,486
  Occupancy and equipment expense               249,526       265,176        796,815        769,993
  Data processing expense                       171,761       189,309        506,801        514,981
  Deposit insurance expense                      24,473        21,777         68,285         65,513
  Advertising                                    72,565       113,525        272,783        295,246
  Ohio franchise taxes                           60,325        60,424        180,636        182,518
  Other operating expenses                      366,608       325,240      1,137,503      1,068,955
                                             ----------    ----------    -----------    -----------
      Total other expenses                    1,677,927     1,997,649      5,221,863      5,386,692
                                             ----------    ----------    -----------    -----------

  Income Before Income Taxes                    633,752       591,754      2,008,853      1,993,110

      Income tax expense                        218,617       203,285        693,364        686,708
                                             ----------    ----------    -----------    -----------

      Net Income                             $  415,135    $  388,469    $ 1,315,489    $ 1,306,402
                                             ==========    ==========    ===========    ===========

EARNINGS PER SHARE
  Basic                                      $      .13    $      .12    $       .40    $       .40
                                             ----------    ----------    -----------    -----------
  Diluted                                    $      .12    $      .12    $       .39    $       .39
                                             ----------    ----------    -----------    -----------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  Basic                                       3,286,214     3,218,695      3,271,363      3,237,021
                                             ----------    ----------    -----------    -----------
  Diluted                                     3,376,195     3,333,350      3,371,231      3,353,731
                                             ----------    ----------    -----------    -----------
DIVIDENDS DECLARED PER SHARE                 $     .060    $     .055    $      .180    $      .165
                                             ----------    ----------    -----------    -----------

See Notes to the Condensed Consolidated Financial Statements.

                         First Federal Bancorp, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                                   Nine Months Ended
                                                                        June 30
                                                                   -----------------
                                                                 2004             2003
                                                                 ----             ----

OPERATING ACTIVITIES:
  Net Income                                                 $  1,315,489     $  1,306,402
  Adjustments to reconcile net income
   to net cash provided by operating activities:

    Provision for loan losses                                     522,380          255,652
    Depreciation and amortization                                 468,227          470,544
    Investment securities accretion, net                          112,775          145,050
    FHLB stock dividend                                          (144,700)        (144,400)
    Net change in
      Mortgage loans held for sale                                      0                0
      Other assets and other liabilities                         (117,109)        (129,320)
                                                             ------------     ------------

      Net Cash Provided by Operating Activities                 2,157,062        1,903,928
                                                             ------------     ------------

INVESTING ACTIVITIES:
  Net change in interest-bearing deposits                        (500,000)      (1,396,679)
  Purchase of securities held to maturity                      (4,745,393)      (6,655,523)
  Proceeds from maturities of securities held to maturity       5,188,643        8,084,894
  Net change in loans                                         (21,059,767)      (7,543,884)
  Purchase of premises and equipment                             (113,825)         (75,649)
  Proceeds from sales and payments received on real
   estate owned and repossessed assets                            156,548          646,006
                                                             ------------     ------------

      Net Cash (Used) Provided by Investing Activities        (21,073,794)      (6,940,835)
                                                             ------------     ------------

FINANCING ACTIVITIES:
  Net change in
    Deposits                                                   14,328,168        6,565,322
    Advance payments by borrowers for taxes and insurance        (112,630)        (136,498)
    Short-term borrowings                                       9,517,000        4,607,000
    Proceeds of long-term debt                                          0        8,000,000
    Repayment of long-term debt                                (1,012,578)     (11,011,847)
    Cash dividends                                               (590,033)        (531,271)
    Treasury Shares Purchased                                      (4,505)        (360,548)
    Proceeds from exercise of options                             114,157            3,530
                                                             ------------     ------------

      Net Cash (Used) Provided by Financing Activities         22,239,579        7,135,688
                                                             ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         3,322,847        2,098,781
                                                             ------------     ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 $  4,623,216        6,223,753
                                                             ============     ============

CASH AND CASH EQUIVALENTS, END OF YEAR                       $  7,946,063     $  8,322,534
                                                             ============     ============

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

In the opinion of management, the Consolidated Financial Statements contain all adjustments necessary to present fairly the financial condition of First Federal Bancorp, Inc. ("Bancorp"), as of June 30, 2004, and September 30, 2003, and the results of its operations for the three and nine months ended June 30, 2004, and 2003, and its cash flows for the nine months ended June, 2004 and 2003. Those adjustments consist only of normal recurring adjustments. The results of operations for the interim periods reported herein are not necessarily indicative of results of operations to be expected for the entire year.

2.    Commitments
      -----------

Outstanding commitments to originate mortgage loans and to sell mortgage loans were $2,672,725 and $259,500, respectively, at June 30, 2004 and $1,910,662 and $719,743 respectively at September 30, 2003.

3.    Earnings Per Common Share
      -------------------------

Basic earnings per share is based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock option plans. The computations are as follows:


                                                           Three Months Ended         Nine Months Ended
                                                                 June 30                   June 30
                                                           ------------------         -----------------
                                                            2004         2003         2004         2003
                                                            ----         ----         ----         ----

Weighted-average common shares outstanding (basic)       3,286,214    3,218,695    3,271,363    3,237,021
Dilutive effect of assumed exercise of stock options        89,981      114,655       99,868      116,710
                                                         ---------    ---------    ---------    ---------

Weighted-average common shares outstanding (dilutive)    3,376,195    3,333,350    3,371,231    3,353,731
                                                         =========    =========    =========    =========

Options to purchase 50,885 and 49,485 shares of common stock with respective weighted-average exercise prices of $9.91 and $9.66 were outstanding at June 30, 2004 and 2003, respectively, but were excluded from the computation of common share equivalents for the three and nine- month periods then ended, because the exercise prices were greater than the average market price of the common shares.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans. Mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures. The Savings Bank had no loans meeting the definition of impaired during the quarter ended June 30, 2004 and the year ended September 30, 2003.

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


                                                      Three Months Ended        Nine Months Ended
                                                           June 30                   June 30
                                                     --------------------    ------------------------
                                                       2004        2003         2004          2003
                                                       ----        ----         ----          ----

Net Income, as reported                              $415,135    $388,469    $1,315,489    $1,306,402
Less:  Total stock-based employee compensation
       cost determined under the fair value based
       method, net of income taxes                      5,619           0        16,858        65,376
                                                     --------    --------    ----------    ----------

Pro forma net income                                 $409,516    $388,469    $1,298,631    $1,241,026
                                                     ========    ========    ==========    ==========

Earnings Per Share:
  Basic - as reported                                $    .13    $    .12    $      .40    $      .40
                                                     --------    --------    ----------    ----------
  Basic - pro forma                                  $    .12    $    .12    $      .40    $      .38
                                                     --------    --------    ----------    ----------
  Diluted - as reported                              $    .12    $    .12    $      .39    $      .39
                                                     --------    --------    ----------    ----------
  Diluted - pro forma                                $    .12    $    .12    $      .39    $      .37
                                                     --------    --------    ----------    ----------

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

      Some of the forward-looking statements included herein are the statements regarding the following:

      1. Management's determination of the amount of loan loss allowance; and

      2. Management's anticipation that adjustable-rate loans will reprice lower in fiscal year 2004 if interest rates remain relatively stable or decrease.

Changes in Financial Condition from September 30, 2003 to June 30, 2004
-----------------------------------------------------------------------

Total consolidated assets of Bancorp increased by $23.7 million, or 10.09%, from $234.5 million at September 30, 2003, to $258.2 million at June 30, 2004. The increase is due primarily to an increase of $20.4 million in loans receivable and a $3.3 million increase in total liquidity.

Total liquidity (consisting of cash and amounts due from depository institutions, interest-bearing deposits in other banks, and investment securities) was $18.6 million at June 30, 2004, which is an increase of $3.3 million from September 30, 2003. The OTS requires savings associations to maintain a sufficient level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which the Savings Bank may rely if necessary to fund deposit withdrawals and other short-term funding needs. The liquidity of the Savings Bank, defined as adjusted liquid assets divided by deposits (not including jumbo certificates due in one year or less), was 7.01% at June 30, 2004 and 5.13% at September 30, 2003. Funds are available through FHLB advances to meet the Savings Bank's liquidity needs.

The loans receivable balance increased $20.4 million for the nine-month period. The increase in loans receivable was comprised of an increase in residential real estate loans of $10.0 million, a $5.0 million increase in consumer automobile loans, a $2.5 million increase in non-residential real estate loans and commercial loans, and a $2.9 million increase in home equity loans and other consumer loans. The increase in residential loans was due to the general increase in the market on rates charged for fixed-rate loans. This resulted in fewer loans sold in the secondary market as more customers opted for variable-rate loans. The increase in non-residential and commercial loans is due to increased emphasis by the Savings Bank on this type of lending. The increase in consumer auto loans was due to lower interest rates offered.

As of June 30, 2004, the Savings Bank had long- and short-term borrowed funds from the FHLB in the amount of $38.9 million and $15.9 million, respectively, at a weighted average rate of 3.97%. Long-term FHLB advances decreased $1.0 million from $39.9 million and short-term FHLB advances increased $9.5 million from September 30, 2003. As of June 30, 2004, the Savings Bank had a borrowing limit of $83.5 million at the FHLB. The advances are collateralized by one-to-four and multi-family mortgage loans. The net increase in FHLB advances of $8.5 million was due to the growth of the loan portfolio exceeding the growth in deposits. Deposits increased by $14.3 million, or 8.71%, from $164.4 million at September 30, 2003, to $178.8 million at June 30, 2004. The increase in savings was comprised of an $11.6 million increase in jumbo deposits, which are $100,000 or more per account, from national sources, a $ 3.9 million increase in various checking accounts and a decrease of $.6 million in certificate accounts.

The Savings Bank is subject to regulatory capital requirements established by the Office of Thrift Supervision ("OTS"). The Savings Bank's capital ratios were as follows at June 30, 2004.


                                            Amount        Percent of
                                        (In Thousands)      Assets
                                        --------------    ----------

         Actual Tangible Capital            $18,119          7.02%
         Required Tangible Capital            3,869          1.50%
                                            -------         -----
         Excess Tangible Capital            $14,250          5.52%

         Actual Core Capital                $18,119          7.02%
         Required Core Capital (1)           10,319          4.00%
                                            -------         -----
         Excess Core Capital                $ 7,800          3.02%

         Actual Risk Based Capital          $19,639         10.14%
         Required Risk Based Capital         15,501          8.00%
                                            -------         -----
         Excess Risk Based Capital          $ 4,138          2.14%




--------------------
<F1>  Although the general required minimum core capital is 4.00%, savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

Management is not aware of any proposed regulations or recommendations by the OTS that, if implemented, would have a material effect upon the Savings Bank's capital.

Comparison of Operating Results for the Three- and Nine-Month Periods Ended
---------------------------------------------------------------------------
June 30, 2004, and 2003
-----------------------

Net Interest Income
-------------------

Net interest income before provision for loan losses decreased $27,900 for the comparative three-month periods and increased $7,300 for the comparative nine-month periods. Total interest income decreased $83,000 for the three-month period and $478,000 for the nine-month period ended June 30, 2004, compared to the same periods in 2003, but was partially offset by a decrease of interest expense of $55,700 and $485,000 for the same periods. Total interest income decreased primarily due to a decrease in the interest rate on loans receivable. Total interest expense decreased due to the reduction in interest rates paid on deposits and due to the shift in savings to lower yielding accounts from certificates since June 30, 2003.

The majority of the loans in the Savings Bank's portfolio are adjustable-rate mortgage loans whose interest rates fluctuate with market interest rates. With lower interest rates, many loan customers have chosen fixed-rate loans over adjustable-rate loans. This has resulted in selling more loans in the secondary market rather than keeping the loans in the Savings Bank's portfolio. If interest rates remain relatively stable or decrease during fiscal year 2004, the adjustable-rate mortgage loan portfolio will reprice at lower rates, due to the rapid decrease in interest rates, while rising interest rates could result in upward adjustments to the interest rates on those loans. No assurance can be provided with respect to which direction interest rates will move. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of the Savings Bank.

Nonperforming and Delinquent Loans and Allowance for Loan Losses
----------------------------------------------------------------

Total nonaccrual loans and accruing loans that are 90 days past due were $1.1 million at June 30, 2004, which represents .55% of total loans. This was an increase of $297,000 from June 30, 2003.

There were no loans that are not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

The Savings Bank maintains an allowance for losses on loans. The allowance for losses on loans was $1,827,000 at June 30, 2004, compared to $1,509,000 at September 30, 2003. During the nine-month periods ended June 30, 2004, and June 30, 2003, the Savings Bank recorded recoveries of $73,332 and $139,373 and charge-offs of $277,711 and $492,384 respectively. The provisions for loan losses during the nine-month periods ended June 30, 2004, and 2003, were $522,380 and $255,652 respectively.

Noninterest Income and Expense
------------------------------

The federal income tax provision increased $15,332 for the three-month period and $6,656 for the nine-month period ended June 30, 2004, compared to the same period in 2003 due to an increase in pre-tax net income for the period.

Total noninterest income decreased $207,000 for the three-month period and increased $110,000 for the nine-month period ended June 30, 2004, compared to the same period in 2003. There was a decrease in the gain on the sale of loans of $186,000 for the three-month period due to the decreased originations of loans for sale and an increase of $47,500 for the nine-month period ended June 30, 2004, primarily due to the recording of the recovery of mortgage servicing rights impairment on loans that were sold in the secondary market. Service charges on deposit accounts and other fee income increased $44,000 and $76,000 for the three- and nine-month periods ended June 30, 2004. Other income decreased $65,000 and $13,000 for the three- and nine-month periods ended June 30, 2004. In the June 2003 quarter the sale of a former office building resulting in a gain on sale of $50,000. No such sale occurred in 2004.

Total noninterest expenses decreased $320,000 for the quarter ended June 30, 2004, and decreased $165,000 for the nine months ended June 30, 2004 compared to the same period in 2003. Salaries and benefits decreased $290,000 and $230,0000 primarily due to not having to record the $314,000 one-time additional expense to fund the termination of the defined benefit plan that was needed in 2003. The decrease was offset by an increase in salaries as a result of normal pay increases in the three-and nine-month period ended June 2004 compared to the three-and nine-month period ended June 30, 2003. Data processing costs decreased $17,000 and $8,000 for the three- and nine-month periods ended June 30, 2004. Other operating expenses increased $41,000 and $69,000 for the three- and nine-month periods ended June 30, 2004, due to increased costs for professional fees and increased cost of supplies for the new free checking/savings programs.

Off-Balance Sheet Arrangement
-----------------------------

Bancorp had no off-balance sheet arrangements as of June 30, 2004 that have or are reasonably likely to have a current or future effect on Bancorp's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Effect of Accounting Changes
----------------------------

There were no additional disclosures since the annual report on Form 10-KSB for the fiscal year ended September 30, 2003.

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

ITEM 3. CONTROLS AND PROCEDURES.

The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of June 30, 2004. There was no change in the registrant's internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                   PART II

                              OTHER INFORMATION
                              -----------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         On June 20, 2003, Mark and Mindy Mumford filed a purported class action in the United States District Court for the Southern District of Ohio, Eastern Division, against First Federal Savings Bank of Eastern Ohio ("First Federal"). The complaint alleged violations of the Electronic Funds Transfer Act and the Ohio Revised Code and breaches of various duties in connection with an electronic transfer of funds from the plaintiffs' account and returned check charges. First Federal and the Mumfords have executed a settlement agreement, which has been presented to the court for stipulation and order of dismissal. The terms of the settlement are not material to Bancorp.

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF
         ------------------------------------------------------------
         EQUITY SECURITIES
         -----------------

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

         Not applicable

ITEM 5.  OTHER INFORMATION
         -----------------

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits
Exhibit 2      Agreement and Plan of Merger     Agreement and Plan of Merger
                                                is incorporated herein by
                                                reference to Exhibit 2 to the
                                                Report on Form 8-K filed by
                                                Bancorp with the Securities
                                                and Exchange Commission (the
                                                "SEC") on August 5, 2004.

Exhibit 3.1    Articles of Incorporation        The Articles of Incorporation
                                                of First Federal Bancorp, Inc.
                                                of First Federal Bancorp, Inc.
                                                ("Bancorp"), filed as Exhibit
                                                4a(1) to Bancorp's Registration
                                                Statement on Form S-8 filed
                                                with the Securities and
                                                Exchange Commission ("SEC") on
                                                February 1, 1994 (the "1994
                                                S-8"), are incorporated herein
                                                by reference.

Exhibit 3.2    Amendment to the Articles of     The Amendment to the Articles
               Incorporation of First Federal   of Incorporation filed as
               Bancorp, Inc. of Bancorp,        Exhibit 4a(1) to the 1994 S-8,
                                                is incorporated herein by
                                                reference.

Exhibit 3.3    Amended and Restated Code of     The Code of Regulations of
               Regulations of First Federal     filed as Exhibit A to Bancorp's
               Bancorp, Inc. Bancorp            Definitive Proxy Statement,
                                                filed with the SEC on January
                                                7, 2003, is incorporated herein
                                                by reference.

Exhibit 10     Agreement Not to Compete         Agreement Not to Compete
               Between First Federal Bancorp,   Between First Federal Bancorp,
               Inc. First Federal Savings       Inc. First Federal Savings Bank
               Bank of Eastern Ohio and         of Eastern Ohio and J. William
               J. William Plummer Plummer       effective May 19, 2004 is
                                                hereby attached as Exhibit 10.

Exhibit 31.1   Rule 13a-14(a)/15b Certification

Exhibit 31.2   Rule 13a-14(a)/15b Certification

Exhibit 32.1 Certification Pursuant to18 U.S.C. Section 1350 - President and Chief Executive Officer

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350 - Chief Financial Officer

Exhibit 99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)   Reports on Form 8-K
A Form 8-K was filed on July 28, 2004 relating to a press release on July 27, 2004, reporting quarterly earnings.

A Form 8-K was filed on August 5, 2004 relating to a press release on August 3, 2004 announcing execution of a merger agreement.


                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 12, 2004                  By: /s/ J. William Plummer
                                           ----------------------------
                                           J. William Plummer
                                           President


Date: August 12, 2004                  By: /s/ Connie Ayres LaPlante
                                           ----------------------------
                                           Connie Ayres LaPlante
                                           Chief Financial Officer