Form 10KSB
period 2004-09-30
FIRST FEDERAL BANCORP INC/OH/
filed 2004-12-23
CIK 885076

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004    OR
                          ------------------

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
Yes    X    No  _____
     -----      -----

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      The issuer's revenues for its most recent fiscal year were $15,343,014.

      Based upon information regarding the average of the bid and asked price provided by The Nasdaq SmallCap Market, the aggregate market value of the voting shares held by nonaffiliates of the registrant on November 30, 2004, was $33,918,118.

      3,356,849 of the registrant's common shares were issued and outstanding on November 30, 2004.

      Transitional Small Business Disclosure Format (check one):
Yes         No    X
     -----      -----

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

      On August 2, 2004, Bancorp, Park National Corporation ("Park") and Park Merger Corp. ("Merger Corp.") executed an Agreement and Plan of Merger, amended as of September 15, 2004, pursuant to which Merger Corp. will be merged into Bancorp, Bancorp will be merged into Park, First Federal will be converted into a national bank, and a bank subsidiary of Park will be merged into First Federal. The name of the resulting bank will be Century National Bank.

      In addition to the historic financial information contained herein, the following discussion includes forward-looking statements that involve risks and uncertainties. Economic circumstances and Bancorp's operations and actual results could differ significantly from those discussed in those forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in Bancorp's general market area. See Exhibit 99.1 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

Lending Activities

      General. First Federal's lending activity includes the origination of permanent loans and construction loans secured by one-to-four family homes located in First Federal's primary market area; construction loans and permanent loans secured by multifamily properties containing five units or more and nonresidential properties; and automobile loans and other consumer loans, including loans secured by deposit accounts, home equity lines-of-credit, home improvement loans and unsecured loans. First Federal's net loan portfolio was approximately $228.1 million at September 30, 2004, and constituted 88.28% of total assets.

      Loan Portfolio Composition. The following table presents certain information in respect of the composition of First Federal's loan portfolio at the dates indicated:


                                                                      At September 30,
                        -----------------------------------------------------------------------------------------------------------
                               2004                  2003                  2002                  2001                  2000
                        -------------------   -------------------   -------------------   -------------------   -------------------
                                   Percent               Percent               Percent               Percent               Percent
                                   of total              of total              of total              of total              of total
                         Amount     loans      Amount     loans      Amount     loans      Amount     loans      Amount     loans
                         ------    --------    ------    --------    ------    --------    ------    --------    ------    --------
                                                                   (Dollars in thousands)

Type of Loan:
-------------
Real Estate Loans
  One-to-four
   family               $ 97,393    41.96%    $ 89,312    42.77%    $ 87,369    43.39%    $ 96,377    46.03%    $104,166    49.42%
  Multifamily
   (over 4 units)         11,764     5.07        9,747     4.67        9,410     4.67        9,719     4.64        8,191     3.89
  Construction             8,139     3.51        8,162     3.91        7,633     3.79        9,032     4.31        6,403     3.04
  Nonresidential
   real estate            27,163    11.70       24,697    11.83       21,495    10.68       16,159     7.72       14,941     7.09
Consumer Loans
  Automobile              43,911    18.92       36,133    17.31       41,269    20.50       45,213    21.59       51,737    24.55
  Home equity             21,807     9.40       18,066     8.65       15,057     7.47       12,404     5.92        8,752     4.15
  Home improvement           105      .05          169      .08           71      .04          131      .06          175      .08
  Deposit account            448      .19          144      .07          115      .05          240      .12          305      .14
  Other secured            9,513     4.09        9,592     4.59       10,285     5.11       11,841     5.66        9,828     4.66
  Unsecured                1,236      .53        1,271      .61        1,546      .77        1,462      .70          860      .41
  Commercial              10,613     4.58       11,513     5.51        7,105     3.53        6,805     3.25        5,407     2.57
                        --------   ------     --------   ------     --------   ------     --------   ------     --------   -------

      Total loans       $232,092   100.00%    $208,806   100.00%    $201,355   100.00%    $209,383   100.00%    $210,765   100.00%

  Less:
  Undisbursed loans
   in process              2,738                 2,306                 4,638                 4,834                 2,484
  Net deferred
   origination fees
   (costs) and
   amortized discounts      (719)                 (485)                 (497)                 (460)                 (596)
  Allowance
   for loan losses         1,966                 1,509                 1,688                 1,605                 1,828
                        --------              --------              --------              --------              --------

      Total loans - net $228,107              $205,476              $195,526              $203,404              $207,049
                        ========              ========              ========              ========              ========

      Loan Maturity Schedule. The following table sets forth certain information at September 30, 2004, regarding the net dollar amount of certain loans maturing in First Federal's portfolio, based on contractual terms to maturity:


                                          Due during the years ending September 30,
                                          -----------------------------------------
                                                     2005 to
                                           2005         2008      >2008      Total
                                           ----      -------      -----      -----
                                                        (In thousands)

Fixed-Rate Loans:
-----------------
Real Estate - Construction                $    -      $    -     $    -     $     -
Commercial                                 1,901         535        649       3,085
                                          ------      ------     ------     -------
                                          $1,901      $  535     $  649     $ 3,085
                                          ======      ======     ======     =======

Adjustable-Rate Loans:
----------------------
Real Estate - Construction                $4,119      $3,320     $  700     $ 8,139
Commercial                                 2,490       2,990      2,048       7,528
                                          ------      ------     ------     -------
                                          $6,609      $6,310     $2,748     $15,667
                                          ======      ======     ======     =======

Total Fixed and Adjustable-Rate Loans:
--------------------------------------
Real Estate - Construction                $4,119      $3,320     $  700     $ 8,139
Commercial                                 4,391       3,525      2,697      10,613
                                          ------      ------     ------     -------
                                          $8,510      $6,845     $3,397     $18,752
                                          ======      ======     ======     =======

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

      In the past, selected fixed-rate mortgage loans originated by First Federal, including loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"), have been originated for sale. See "Loan Originations, Purchases and Sales." During fiscal year 2004, First Federal retained $2.4 million of the $11.7 million fixed-rate residential real estate loans it originated during the year.

      First Federal's one-to-four family residential real estate loan portfolio, including loans for the construction of one-to-four family residences, was approximately $105.5 million at September 30, 2004, and represented 45.47% of total loans.

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

      At September 30, 2004, loans secured by multifamily properties totaled approximately $11.8 million, or 5.07% of total loans, the largest of which had a balance of $2.0 million. There were $113,000 of multifamily real estate loans delinquent and included in classified assets at September 30, 2004.

      Construction Loans. First Federal offers loans to owner-occupants for the construction of single-family homes. Such loans are offered with adjustable rates of interest. Once the construction is complete the loan automatically converts to an amortizing loan for terms of up to 30 years. The borrower pays only interest for the first six months while the residence is being constructed. At September 30, 2004, a total of $8.1 million, or approximately 3.51%, of First Federal's total loans consisted of construction loans. First Federal currently has $869,000 of multifamily and $424,000 of nonresidential real estate construction loans in its portfolio. There were no construction loans delinquent at September 30, 2004.

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

      At September 30, 2004, First Federal had a total of $27.1 million, or 11.70% of loans, invested in nonresidential real estate loans, the largest of which had a balance of $1.3 million. There were $181,000 of nonresidential real estate loans delinquent at September 30, 2004.

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

      Automobile loans are originated by First Federal directly and indirectly in conjunction with automobile dealers in First Federal's primary market area. During 2004, approximately 43.05% of the automobile loans originated by First Federal were originated in conjunction with automobile dealers. When loans are originated in such manner, the dealer takes the loan application and receives a fee if the loan is approved by First Federal. Automobile loans are secured by the automobile purchased with the loan proceeds.

      At September 30, 2004, automobile loans totaled approximately $43.9 million, or 18.92% of total loans. This is an increase from $36.1 million, or 17.31% of total loans, as of September 30, 2003.

      Home equity lines-of-credit are originated for terms of up to ten years. Such loans are secured by a first or second mortgage on the borrower's principal residence. First Federal originates home equity lines-of-credit based on a combined LTV of not more than 85% for the first mortgage, if any, and the line-of-credit. Home equity lines-of-credit totaled $21.8 million, or 9.40% of First Federal's total loans, at September 30, 2004.

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

      At September 30, 2004 First Federal had approximately $77.0 million, or 33.18% of total loans, invested in consumer loans. Such amount complied with federal regulations limiting the aggregate amount of consumer loans in which a savings association can invest. Consumer loans with aggregate balances of $1,640,000 were delinquent at September 30, 2004.

      Commercial Loans. Commercial loans totaled $10.6 million at September 30, 2004. First Federal has new and used car floor-planning programs for five local car dealers totaling $4.0 million at September 30, 2004. The floor-plan loans are loans to automobile dealers to finance the purchase of automobiles by the dealers, and are secured by the title of the cars. First Federal intends to originate commercial loans on a very select basis in the future. Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. First Federal attempts to minimize such risks through prudent underwriting practices. There were $187,000 of commercial loans delinquent at September 30, 2004.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by First Federal's lending staff and walk-in customers.

      Conventional mortgage loan applications are taken by one of First Federal's branch managers or loan personnel. First Federal obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of all necessary information on the credit history of the borrower, the application for a loan over $150,000 is submitted to the President and the principal lending officer of First Federal for approval. Loans for more than $337,700 must be approved by the Loan Committee of the Board of Directors.

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

      Loan Originations, Purchases and Sales. During the past several years, First Federal has been actively originating new fixed-rate and adjustable-rate loans. Adjustable-rate loans originated by First Federal are generally held in First Federal's loan portfolio. Loan demand is affected by competition, interest rates, general economic conditions, and the availability of funds for lending. See Exhibit 99.1 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

      First Federal sells most of its fixed rate loans in the secondary market. First Federal retains servicing on loans sold in such manner, from which it derives servicing income. First Federal sells loans on a per loan basis in an attempt to minimize risk of loss on the sale of such loans. In 1998, First Federal began to retain for its portfolio a portion of the 15-year fixed-rate mortgages originated. For fiscal year 2004, $2.4 million of 15-year fixed-rate loans were retained for the portfolio.

      The following table presents First Federal's mortgage loan origination, purchase and sale activity for the periods indicated:


                                         Year ended September 30,
                                     --------------------------------
                                       2004        2003        2002
                                          (Dollars in thousands)

Loans originated:
  Adjustable-rate:
  ----------------
  Real estate:
    One-to-four family (1)           $ 53,099    $ 54,745    $ 36,530
    Multifamily                         4,614       2,266       2,531
    Nonresidential                      7,120       6,247       6,866
  Consumer (2)                         31,701      26,815      37,069
                                     --------    --------    --------
      Total adjustable-rate loans    $ 96,534    $ 90,073    $ 82,996
                                     --------    --------    --------

  Fixed-rate:
  -----------
  Real estate:
    One-to-four family (1)           $ 10,689    $ 53,737    $ 38,295
    Multifamily                         1,000         352           -
    Nonresidential                      2,045       7,412       1,568
  Consumer                             28,738      22,821      31,212
                                     --------    --------    --------
      Total fixed-rate loans         $ 42,472    $ 84,322    $ 71,075
                                     --------    --------    --------
      Total loans originated         $139,006    $174,395    $154,071
                                     ========    ========    ========
Loans sold                              9,323      51,793      35,007
                                     --------    --------    --------
Principal repayments (3)              110,329     115,151     127,092
                                     --------    --------    --------
      Total reductions                119,652     166,944     162,099
                                     ========    ========    ========
Change in other items - net (4)         3,277       2,499         150
                                     --------    --------    --------
      Net increase (decrease)        $ 22,631    $  9,950    $ (7,878)
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

      Based on such limits, First Federal was able to lend approximately $3.0 million to any one borrower at September 30, 2004. The largest amount First Federal had outstanding to one borrower was $2.6 million. Such loan was secured by non-residential real estate and was current at September 30, 2004. See "REGULATION - OTS Regulations -- Lending Limits."

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

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                                           At September 30,
                                         -----------------------------------------------------------------------------------
                                                    2004                         2003                         2002
                                         -------------------------    -------------------------    -------------------------
                                                     Percent of                   Percent of                   Percent of
                                         Amount    total net loans    Amount    total net loans    Amount    total net loans
                                         ------    ---------------    ------    ---------------    ------    ---------------
                                                                        (Dollars in thousands)

Real estate loans delinquent for:
  30 to 59 days                          $  447         0.20%         $  525         0.31%         $  614         0.31%
  60 to 89 days                             112         0.05              43         0.01              21         0.01
  90 or more days                           365         0.16             162         0.14             276         0.14
                                         ------         ----          ------         ----          ------         ----
  Total delinquent real estate loans     $  924         0.41          $  730         0.46          $  911         0.46
                                         ------         ----          ------         ----          ------         ----

Consumer loans delinquent for:
  30 to 59 days                             534         0.23             373         0.16             315         0.16
  60 to 89 days                             115         0.05             126         0.06             115         0.06
  90 or more days                           991         0.44             519         0.17             328         0.17
                                         ------         ----          ------         ----          ------         ----
      Total delinquent consumer loans     1,640         0.72           1,018         0.39             758         0.39
                                         ------         ----          ------         ----          ------         ----
      Total delinquent loans             $2,564         1.13%         $1,748         0.85%         $1,669         0.85%
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

      The following table sets forth information with respect to the accrual and nonaccrual status of First Federal's loans that are 90 days or more past due and other nonperforming assets as of the dates indicated:


                                                             September 30,
                                              ------------------------------------------
                                               2004      2003     2002     2001     2000
                                               ----      ----     ----     ----     ----
                                                        (Dollars in thousands)

Loans accounted for on a non-accrual
 basis:
  Real estate:
    Residential                               $  433     $108     $  0     $328     $184
    Nonresidential                               255        0        0        0        0
  Consumer                                       624      501      485      342      325
                                              ------     ----     ----     ----     ----
      Total non-accrual loans                 $1,312     $609     $485     $670     $509
                                              ------     ----     ----     ----     ----

Accruing loans which are contractually
 past due 90 days or more:
  Real estate:
    Residential                               $  230     $ 81     $276     $183     $  0
    Nonresidential                                 0        0        0        0        0
  Consumer                                         0        0        0        0        0
                                              ------     ----     ----     ----     ----
      Total accruing loans which are
       90 days past due                       $  230     $ 81     $276     $183     $  0
                                              ------     ----     ----     ----     ----
      Total non-accrual loans and accruing
       loans which are 90 days past due       $1,542     $690     $761     $853     $509
                                              ======     ====     ====     ====     ====
Percentage of total net loans                   0.68%    0.34%    0.39%    0.42%    0.25%
                                              ======     ====     ====     ====     ====
Other nonperforming assets - net              $    0     $  0     $  0     $  0     $  0
                                              ======     ====     ====     ====     ====

      Non-accrual residential and nonresidential loans increased from 2003 to 2004 $580,000, due in part to the default on a floorplan loan that had the owner's residence as collateral in addition to the vehicles, and a construction company that defaulted. Non-accrual consumer loans increased $123,000 due to the increase in delinquent consumer loans. Accruing loans, which are contractually past due 90 days or more increased $149,000 due to the same customers and circumstances discussed earlier.

      During the year ended September 30, 2004, $121,656 of interest income would have been recorded on nonaccruing loans had such loans been accruing and $73,364 of interest income on those loans was included in net income for the period. During the periods shown, First Federal had no restructured loan within the meaning of SFAS No. 15.

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

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:


                                     At September 30,
                                 ------------------------
                                  2004     2003     2002
                                  ----     ----     ----
                                  (Dollars in thousands)

Classified assets
  Substandard                    $2,413    $675    $1,138
  Doubtful                            -       -         -
  Loss                              345     184       337
                                 ------    ----    ------
      Total classified assets    $2,758    $859    $1,475
                                 ======    ====    ======

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


                                                           Year ended September 30,
                                            ------------------------------------------------------
                                             2004        2003        2002        2001        2000
                                             ----        ----        ----        ----        ----

Balance at beginning of period              $1,509      $1,688      $1,605      $1,828      $1,821
Charge-offs
  Mortgage loans                               (13)        (27)          -        (104)          -
  Consumer loans                              (409)       (576)       (312)       (229)       (197)
                                            ------      ------      ------      ------      ------
    Total charge-offs                         (422)       (603)       (312)       (333)       (197)
                                            ------      ------      ------      ------      ------
Recoveries
  Mortgage loans                                 -          11           -           -           -
  Consumer loans                               112         143          38          27          43
                                            ------      ------      ------      ------      ------
    Total recoveries                           112         154          38          27          43
                                            ------      ------      ------      ------      ------
    Net (charge-offs) recoveries              (300)       (449)       (274)       (306)       (154)
                                            ------      ------      ------      ------      ------
Provision for loss                             767         270         357          83         161
                                            ------      ------      ------      ------      ------
Balance at end of period                    $1,966      $1,509      $1,688      $1,605      $1,828
                                            ======      ======      ======      ======      ======

Ratio of net (charge-offs) recoveries to
 average loans outstanding                   (0.90)%     (0.23)%     (0.14)%     (0.15)%     (0.07)%
                                            ======      ======      ======      ======      ======

      First Federal classified no loans meeting the definition of impaired during the years ended September 30, 2004 and 2003.

      The following table sets forth an analysis of First Federal's allowance for loan losses allocated by type of loan:


                                                                  At September 30,
                  ----------------------------------------------------------------------------------------------------------------
                          2004                   2003                   2002                   2001                   2000
                  --------------------   --------------------   --------------------   --------------------   --------------------
                           Percent of             Percent of             Percent of             Percent of             Percent of
                           loans in               loans in               loans in               loans in               loans in
                           category to            category to            category to            category to            category to
                  Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans
                  ------   -----------   ------   -----------   ------   -----------   ------   -----------   ------   -----------
                                                               (Dollars in thousands)

Mortgage loans    $  554      62.24%     $  305      63.18%     $  335      62.53%     $  341      62.70%     $  479      63.44%
Consumer loans     1,011      33.18         781      31.31         974      33.94         876      34.05         976      33.99
Commercial
 loans                51       4.58          73       5.51          29       3.53          38       3.25          23       2.57
Unallocated          350          -         350          -         350          -         350          -         350          -
                  ------     ------      ------     ------      ------     ------      ------     ------      ------     ------
    Total         $1,966     100.00%     $1,509     100.00%     $1,688     100.00%     $1,605     100.00%     $1,828     100.00%
                  ======     ======      ======     ======      ======     ======      ======     ======      ======     ======

      The allocation of the allowance does not restrict the ability of First Federal to utilize such allocated amounts for other types of loans.

      The amount of First Federal's loan loss allowance is based on its historical five-year average loss experience for various types of mortgage and consumer loans that are not classified assets, the level of classified assets, general economic conditions and other variables. For assets for which a specific reserve has been established for the portion of the asset classified "loss," general valuation allowances are typically not established for the balance of the asset classified "substandard." At September 30, 2004,

First Federal had no assets classified "doubtful." First Federal's loan loss allowance at September 30, 2004 was considered by management to be adequate. See Exhibit 99.1, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995" attached hereto, which is incorporated herein by reference.

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

      The following table sets forth an analysis of First Federal's investment portfolio at the dates indicated:


                                                                   At September 30,
                                         --------------------------------------------------------------------
                                                 2004                    2003                    2002
                                         --------------------    --------------------    --------------------
                                         Book      Percent of    Book      Percent of     Book     Percent of
                                         value        total      value        total       value       total
                                         -----     ----------    -----     ----------     -----    ----------
                                                                (Dollars in thousands)

Investment securities:
  U.S. Government securities and
   agency obligations                    $7,079      96.93%      $8,119      95.86%      $ 9,613     95.08%
  Obligations of states and
   political subdivisions                    17        .23           48        .57            82       .81
                                         ------     ------       ------     ------       -------    ------
      Total investment securities         7,096      97.16        8,167      96.43         9,695     95.89
                                         ------     ------       ------     ------       -------    ------
  Mortgage-backed securities                207       2.84          303       3.57           415      4.11
                                         ------     ------       ------     ------       -------    ------
      Total investment securities and
       mortgage-backed securities        $7,303     100.00%      $8,470     100.00%      $10,110    100.00%
                                         ======     ======       ======     ======       =======    ======
Average remaining life of
 investment securities and
 mortgage-backed securities                  .83 years               1.01 years              1.04 years
Adjusted weighted average
 maturity of investment securities           6.7 months              7.4 months              6.7 months

      The composition and maturities of First Federal's investment securities and mortgage-backed securities are indicated in the following table:


                                                                 At September 30, 2004
                                   ----------------------------------------------------------------------------------
                                                                                                Total investment
                                   Less than       1 to 5       5 to 10         Over               securities
                                     1 year        years         years        10 years     --------------------------
                                   Book value    Book value    Book value    Book value    Book value    Market value
                                   ----------    ----------    ----------    ----------    ----------    ------------
                                                                 (Dollars in thousands)

U.S. Government securities
 and agency obligations             $5,035        $2,044          $  -          $  -        $7,079          $7,063
Obligation of states and
 political subdivisions                  -            17             -             -            17              17
Mortgage-backed securities               -             -             -           207           207             206
                                    ------        ------          ----          ----        ------          ------
Total investment securities and
 mortgage-backed securities         $5,035        $2,061          $  -          $207        $7,303          $7,286
                                    ======        ======          ====          ====        ======          ======
Weighted average yield                1.70%         2.48%         0.00%         4.83%         2.01%              -

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

      First Federal's deposits were represented by the various types of savings programs described in the following table, at the dates indicated:


                                                                             At September 30,
                                           ------------------------------------------------------------------------------------
                                                      2004                         2003                         2002
                                           --------------------------   --------------------------   --------------------------
                                                         Percent of                   Percent of                   Percent of
                                            Amount     total deposits    Amount     total deposits    Amount     total deposits
                                            ------     --------------    ------     --------------    ------     --------------
                                                                          (Dollars in thousands)

NOW accounts:
  Noninterest bearing                      $  9,387           5%        $  7,903           5%        $  8,253           5%
  Money market                               38,371          22           43,217          26           47,935          30
Passbook and statement savings accounts      34,005          19           30,753          19           20,185          13
                                           --------         ---         --------         ---         --------         ---
      Total transaction accounts             81,763          46           81,873          50           76,373          48
                                           --------         ---         --------         ---         --------         ---

Certificates of deposit:
  Negotiated-rate certificates               28,100          16           15,120           9           12,829           8
  Money-market certificates:
    3 to 6 months                             3,554           2            3,567           2            4,029           3
    12 to 23 months                          26,875          15           24,409          15           32,974          21
    2 to 21/2 years                           6,161           4            7,898           5            8,191           5
    3 to 31/2 years                          20,663          12           22,935          14           16,093          10
    4 to 41/2 years                           1,660           1            2,141           1            1,995           1
    5 years and greater                       7,423           4            6,219           4            4,878           4
                                           --------         ---         --------         ---         --------         ---
      Total certificates of deposit          94,436          54           82,289          50           80,989          52
                                           --------         ---         --------         ---         --------         ---

Christmas club and other
 noninterest-bearing accounts                   283           -              285           -              326           -
                                           --------         ---         --------         ---         --------         ---
      Total deposits                       $176,482         100%        $164,447         100%        $157,688         100%
                                           ========         ===         ========         ===         ========         ===

      The following table presents the amount and remaining maturities of time deposits at September 30, 2004:


                                                     Amount Due
                          ---------------------------------------------------------------
                          Up to      Over one year    Over 3 years     Over
        Rate             one year     to 3 years       to 5 years     5 years      Total
        ----             --------    -------------    ------------    -------      -----
                                               (Dollars in thousands)

Total amount maturing    $58,146        $32,051          $4,121        $118      $94,436
Weighted average rate       2.45%          2.89%           3.42%       7.84%        2.64%

      The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2004 and September 30, 2003:


         Maturity             At September 30, 2004    At September 30, 2003
         --------             ---------------------    ---------------------
                                          (Dollars in thousands)

Three months or less                 $ 7,363                  $ 1,717
Over 3 months to 6 months              2,539                    1,782
Over 6 months to 12 months             8,781                    3,783
Over twelve months                    13,710                   14,862
                                     -------                  -------
Total                                $32,393                  $22,144
                                     =======                  =======

      The following table presents First Federal's deposit account balance activity for the periods indicated:


                                                    Year ended September 30
                                             -------------------------------------
                                                2004          2003          2002
                                                ----          ----          ----
                                                     (Dollars in thousands)

Beginning balance                            $ 164,447     $ 157,688     $ 146,251
Deposits                                       579,238       591,598       583,816
Withdrawals                                   (569,484)     (587,716)     (575,485)
Interest credited                                2,281         2,877         3,106
                                             ---------     ---------     ---------
Ending balance                               $ 176,482     $ 164,447     $ 157,688
                                             =========     =========     =========
      Net increase (decrease) in deposits    $  12,035     $   6,759     $  11,437
                                             ---------     ---------     ---------
Percent increase (decrease) in deposits           7.32%         4.29%         7.82%

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

      The following table presents the maximum amount of First Federal's FHLB advances outstanding at September 30, 2004, 2003 and 2002, and the average aggregate balances of FHLB advances outstanding during the years ended September 30, 2004, 2003 and 2002:


                                                   At or for the
                                              year ended September 30
                                          -------------------------------
                                            2004        2003        2002
                                            ----        ----        ----
                                               (Dollars in thousands)

Maximum amount of FHLB advances
 outstanding during period                $56,435     $50,305     $65,796

Average amount of FHLB advances
 outstanding during period                $50,909     $42,627     $58,520

Amount of FHLB advances outstanding at
 end of period                            $56,435     $46,285     $45,719

Weighted average interest cost of FHLB
 advances during period based on
 month-end balances                          4.06%       4.88%       5.63%

      First Federal had $17.5 million of variable-rate advances with original maturities of less than 90 days at September 30, 2004. Fixed-rate long-term advances with a 4.91% weighted average rate consisted of the following by scheduled maturity:


                                      As of September 30, 2004
                                      ------------------------
                                                    Weighted
                                       Amount     Average Rate
                                       ------     ------------

One year or less                      $14,016         5.69%
More than one year through 3 years    $11,032         3.79%
More than 3 years through 5 years     $12,032         5.07%
More than 5 years through 10 years    $ 1,828         4.59%

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


                                                                    Year ended September 30,
                                  -------------------------------------------------------------------------------------------
                                               2004                           2003                           2002
                                  -----------------------------  -----------------------------  -----------------------------
                                    Average    Interest            Average    Interest            Average    Interest
                                  outstanding  earned/   Yield/  outstanding  earned/   Yield/  outstanding  earned/   Yield/
                                    balance      paid     rate     balance      paid     rate     balance      paid     rate
                                  -----------  --------  ------  -----------  --------  ------  -----------  --------  ------
                                                                     (Dollars in thousands)

Interest-earning assets:
  Loans receivable-net (1)         $218,297     $13,080   5.99%   $197,346     $13,401   6.79%   $197,243     $15,130   7.67%
  Mortgage-backed securities            298          14   4.70         368          23   6.25         520          40   7.69
  Interest-bearing deposits in
   FHLB                               1,649          14    .85       1,500          11    .75       1,500          24   1.60
  Investment securities              15,393         392   2.55      15,431         480   3.11      15,397         638   4.14
                                   --------     -------           --------     -------           --------     -------
Total interest-earning assets      $235,637     $13,500   5.73    $214,645     $13,915   6.48    $214,660     $15,832   7.38
                                   ========     =======           ========     =======           ========     =======

Noninterest-earning assets:
  Cash                                4,245                          4,133                          5,544
  REO                                    38                             44                             97
  Fixed assets                        6,814                          6,597                          6,597
  Other assets                        2,313                          2,854                          2,718
                                   --------                       --------                       --------
Total assets                       $249,047                       $228,273                       $229,616
                                   ========                       ========                       ========

Interest-bearing liabilities:
  Certificates of deposit          $ 89,015     $ 2,388   2.68    $ 81,320     $ 2,717   3.34    $ 79,867     $ 3,579   4.48
  Passbook accounts                  35,617         273    .77      31,878         307    .96      20,581         146    .71
  NOW accounts                       44,218         279    .63      45,347         406    .90      39,253         529   1.35
  FHLB advances                      50,909       2,066   4.06      42,621       2,079   4.88      58,520       2,777   4.75
                                   --------     -------           --------     -------           --------     -------
Total interest-bearing
 liabilities                       $219,759     $ 5,006   2.28    $201,166     $ 5,509   2.74    $198,221     $ 7,031   3.55
                                   ========     =======           ========     =======           ========     =======

Noninterest-bearing liabilities:
  Noninterest-bearing NOW
   accounts                           9,081                          7,388                          8,402
  Other liabilities                   1,614                          1,702                          1,300
  Shareholders' equity               18,593                         18,017                         18,428
                                   --------                       --------                       --------
Total liabilities and equity       $249,047                       $228,273                       $229,616
                                   ========                       ========                       ========

Net interest income; interest
 rate spread                                    $ 8,494   3.45                 $ 8,406   3.74                 $ 8,801   3.87
                                                =======                        =======                        =======

Net interest yield (2)                                    3.61                           3.92                           4.10
Average interest-earning
 assets to average interest-
 bearing liabilities                 107.16%                        106.70%                        108.29%

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

      Presented below, as of September 30, 2004, is an analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.


                                   September 30, 2004
                                 ----------------------
      Change in Interest Rate    $ Change      % Change
           (Basis Points)         In NPV        in NPV
      -----------------------    --------      --------
                                 (Dollars in thousands)

               +300              $  (146)        (.8)%
               +200              $ 1,529         8.3%
               +100              $ 1,531         8.3%
                  0                    0           0
               -100              $(1,988)      (10.8)%

      As illustrated in the table, NPV is moderately sensitive to both rising and declining rates. Differences in sensitivity occur principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, the amount of interest First Federal would receive on its loans would increase slowly as variable-rate loans are repriced upward and as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest First Federal would pay on its deposits would increase more quickly because First Federal's deposits generally have shorter periods to repricing. Assumptions used in calculating the amounts in this table are OTS assumptions.

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

      The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected First Federal's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior-year rate), (ii) changes in rate (change in rate multiplied by prior-year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.


                                                                       Year ended September 30,
                                   -----------------------------------------------------------------------------------------------
                                          2004 vs. 2003                    2003 vs. 2002                     2002 vs. 2001
                                   ---------------------------     -----------------------------     -----------------------------
                                       Increase (Decrease)              Increase (Decrease)               Increase (Decrease)
                                              due to                           Due to                            due to
                                   Volume      Rate      Total     Volume      Rate        Total     Volume      Rate        Total
                                   ------      ----      -----     ------      ----        -----     ------      ----        ------
                                                                           (In thousands)

Interest income attributable to:
  Loans receivable                 $2,924    $(3,245)    $(321)    $   8     $(1,737)    $(1,729)    $(390)    $(1,881)    $(2,271)
  Mortgage-backed securities           (4)        (5)       (9)      (10)         (7)        (17)      (13)          1         (12)
  Investment securities                 3        (88)      (85)        1        (172)       (171)      (19)       (346)       (365)
                                   ------    -------     -----     -----     -------     -------     -----     -------     -------
      Total interest income        $2,923    $(3,338)    $(415)    $  (1)    $(1,916)    $(1,917)    $(422)    $(2,226)    $(2,648)
                                   ======    =======     =====     =====     =======     =======     =====     =======     =======

Interest expense attributable to:
  Deposits                         $  246    $  (736)    $(490)    $ 719     $(1,543)    $  (824)    $(564)    $(2,312)    $(2,876)
  FHLB advances                       (96)        83       (13)     (776)         78        (698)      275        (671)       (396)
                                   ------    -------     -----     -----     -------     -------     -----     -------     -------
      Total interest expense       $  150    $  (653)    $(503)    $ (57)    $(1,465)    $(1,522)    $(289)    $(2,983)    $(3,272)
                                   ======    =======     =====     =====     =======     =======     =====     =======     =======

Increase (decrease) in net
 interest income                   $2,773    $(2,685)    $  88     $  56     $  (451)    $  (395)    $(133)    $   757     $   624
                                   ======    =======     =====     =====     =======     =======     =====     =======     =======

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

      First Federal is the only thrift institution which has its principal offices in Muskingum County, Ohio, but several commercial banks and thrifts have offices in First Federal's primary market area. Of the eight banks and thrifts that have offices in Muskingum County, First Federal ranks approximately third in deposit share with 12.26% of the savings market as of June 30, 2003.

Personnel

      As of September 30, 2004, First Federal had 64 full-time employees and 28 part-time employees, or 76.25 full time equivalents. First Federal believes that relations with its employees are excellent. First Federal offers health and life insurance benefits. None of the employees of First Federal is represented by a collective bargaining unit.

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

      Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 2004:


                                  At September 30, 2004
                                  ---------------------
                                               Percent
                                  Amount      of assets
                                  ------      ---------
                                  (Dollars in thousands)

Tangible capital                  $18,702        7.24%
Tangible capital requirement        3,876        1.50
                                  -------       -----
  Excess                          $14,826        5.74%
                                  =======       =====

Core capital                      $18,702        7.24%
Core capital requirement (1)       10,337        4.00
                                  -------       -----
  Excess                          $ 8,365        3.24%
                                  =======       =====

Total capital                     $20,323       10.47%
Risk-based capital requirement     15,534        8.00
                                  -------       -----
  Excess                          $ 4,789        2.47%
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

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. Certain regulatory actions are mandated or recommended for savings associations that are deemed to be well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, after notice and an opportunity for hearing, if the association is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice, including a less than satisfactory examination rating on matters other than capital. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at September 30, 2004, meets the standards for the highest category, a "well-capitalized" association.

      Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). QTIs are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL Test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. The QTL Test can also be met by qualifying as a "domestic building and loan" under the Internal Revenue Code of 1986, as amended (the "Code"). Under this test, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At September 30, 2004, First Federal met the QTL Test.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to limits on loans to one borrower, and the total of all such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's total capital (or 200% of total capital for a qualifying institution with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. First Federal was in compliance with such restrictions at September 30, 2004.

      Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Bancorp is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. First Federal was in compliance with these requirements and restrictions at September 30, 2004.

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

      Bancorp is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2004, First Federal met the QTL Test.

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

FRB Regulations

      FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. Such regulations generally require that reserves of 3% be maintained against deposits in transaction accounts up to $47.6 million (subject to an exemption of up to $7.0 million), and that an initial reserve of 10% be maintained against that portion of total net transaction accounts in excess of $47.6 million. These percentages are subject to adjustment by the FRB. At September 30, 2004, First Federal was in compliance with the reserve requirements then in effect and the current requirements.

Federal Home Loan Banks

      The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of First Federal's aggregate outstanding principal loan balance or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $4,980,700 at September 30, 2004.

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

      For federal income tax purposes, First Federal has been reporting its income and expenses on the accrual method of accounting. First Federal's federal income tax returns are closed for tax periods ending September 30, 2001 and previous years. Tax years ended September 30, 2002, 2003 and 2004 remain open for review.

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

Item 2.     Description of Property.

      The following table sets forth certain information at September 30, 2004 regarding the properties on which the main office and each branch office of First Federal is located and other office properties owned by First Federal:


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

      First Federal also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of First Federal's investment in office premises and equipment totaled $6.6 million at September 30, 2004. First Federal believes such properties are adequately insured. See Notes to Consolidated Financial Statements for additional information.

Item 3.     Legal Proceedings.

      The purported class action filed by Mark and Mindy Mumford against Bancorp alleging violations of the Electronic Funds Transfer Act and the Ohio Revised Code and breaches of various duties has been settled. The terms of the settlement are not material to Bancorp.

Item 4.     Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                   PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Price information with respect to Bancorp's common shares is listed on The Nasdaq SmallCap Market ("Nasdaq") under the symbol of FFBZ. The following table sets forth the range of high and low bid information for the common shares of Bancorp, as quoted by Nasdaq, together with the dividends declared per common share for each quarter during the fiscal years ended September 30, 2004 and 2003.


                           09/04     06/04    03/04    12/03    09/03     06/03     03/03     12/02
                           -----     -----    -----    -----    -----     -----     -----     -----

Dividend Declared          $ 0.06    $0.06    $0.06    $0.06    $0.055    $0.055    $0.055    $0.055

High Bid During Quarter     13.23     9.07     9.80     9.95     8.31      7.79      8.00      8.18

Low Bid During Quarter       8.19     8.10     8.66     8.05     7.30      7.20      7.43      7.75

Last Bid Of Quarter         13.23     8.19     8.98     9.07     8.12      7.63      7.59      7.95

      The foregoing quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

      Bancorp had 3,356,849 common shares outstanding and held of record by approximately 283 stockholders as of November 30, 2004.

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

      Pursuant to the Agreement and Plan of Merger, dated August 2, 2004, by and among Park National Corporation, Park Merger Corp. and Bancorp, as amended, Bancorp may pay dividends of $.06 per share per quarter consistent with past practice until the mergers contemplated by such Agreement are consummated or the Agreement is terminated.

      As of September 30, 2004, the following are compensation plans under which equity securities of Bancorp are authorized for issuance:


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
                                   (a)                    (b)                    (c)
-------------------------------------------------------------------------------------------------------------------

Equity compensation plans
 approved by security holders            267,247                 $6.08                        299,029
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
 not approved by security holders              0                     0                              0
-------------------------------------------------------------------------------------------------------------------
Total                                    267,247                 $6.08                        299,029
-------------------------------------------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis or Plan of Operations.

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

      2. Legislative changes with respect to the activities of financial institutions; and

      3. Management's expectation that the amount of its consumer loans will remain stable.

Selected Consolidated Financial Data

      The following table sets forth certain information concerning the consolidated financial condition and results of operations of First Federal Bancorp, Inc. as of and for the periods indicated:


Selected financial information                       At or for the year ended September 30,
and other data                            -------------------------------------------------------------
                                            2004         2003         2002         2001         2000
                                            ----         ----         ----         ----         ----
                                                (Dollars in thousands except for per share data)

Total amount of:
  Assets                                   $258,395     $234,528     $226,451     $234,769     $236,877
  Mortgage-backed securities                    207          303          416          614          739
  Loans receivable - net                    228,107      205,476      195,525      203,404      207,049
  Federal funds sold and
   other short-term investments               2,000        1,500        1,500        1,500            0
  Interest-bearing deposits in other
   financial institutions                     2,296        2,193          698          996        1,386
  Investment securities and FHLB stock       12,076       12,950       14,286       14,535       14,711
  Deposits                                  176,482      164,447      157,688      146,251      158,720
  Borrowed funds                             56,435       46,285       45,719       66,796       58,205
  Stockholders' equity                       23,633       22,078       21,294       19,976       18,118

Number of:
  Real estate loans outstanding               2,543        2,570        2,551        2,619        2,634
  Consumer loans outstanding                  5,996        5,908        6,537        7,536        7,836
  Deposit accounts                           17,083       16,874       16,969       17,784       18,898
  Full service offices                            6            6            6            6            6

Summary of operations                       2004         2003         2002         2001         2000
                                            ----         ----         ----         ----         ----

  Total interest income                    $ 13,500     $ 13,915     $ 15,832     $ 18,480     $ 16,992
  Total interest expense                      5,006        5,509        7,031       10,303        9,787
                                           --------     --------     --------     --------     --------
  Net interest income                         8,494        8,406        8,801        8,177        7,205
  Provision for loan losses                     767          270          357           83          161
                                           --------     --------     --------     --------     --------
  Net interest income after
   provision for loan losses                  7,727        8,136        8,444        8,094        7,044
  Noninterest income                          1,843        1,793        1,395        1,586        1,068
  Noninterest expense                         6,996        7,146        6,957        5,974        5,581
                                           --------     --------     --------     --------     --------

  Income before federal income tax            2,574        2,783        2,882        3,706        2,531
  Provision for federal income taxes            914          960        1,015        1,301          914
                                           --------     --------     --------     --------     --------
  Net income                                  1,660        1,823        1,867        2,405     $  1,617
                                           ========     ========     ========     ========     ========

  Basic earnings per share                 $    .51     $    .56     $    .58     $    .77     $    .51
                                           ========     ========     ========     ========     ========

  Diluted earnings per share               $    .49     $    .54     $    .56     $    .73     $    .48
                                           ========     ========     ========     ========     ========

  Cash dividend declared per share         $   0.24     $   0.22     $  0.195     $  0.175     $   0.16
  Weighted average common and
   common equivalent shares
    Basic                                 3,276,471    3,236,642    3,205,099    3,118,269    3,168,193
    Diluted                               3,384,532    3,349,713    3,357,180    3,305,508    3,377,400





                                                    At or for the year ended September 30,
                                          -----------------------------------------------------------
Key Operating Ratios                       2004         2003         2002         2001         2000
                                           ----         ----         ----         ----         ----


Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and all
 interest-bearing liabilities) at end
 of period                                  3.45%        3.74%        3.87%        3.51%        3.21%
Average interest rate spread                3.41         3.68         3.83         3.43         3.18
Net interest yield (net interest
 income divided by average interest-
 earning assets)                            3.61         3.92         4.10         3.72         3.42
Return on stockholders' equity (1)          7.32         8.44         8.95        12.73         9.03
Return on assets (2)                         .67          .80          .81         1.03          .72
Average interest-earning assets to
 average interest-bearing liabilities     107.16       106.70       108.29       106.13       105.10
Stockholders' equity to total assets at
 end of period                              9.15         9.41         9.40         8.51         7.65
Average stockholders' equity to
 average total assets                       9.11         9.46         9.09         8.12         7.99
Dividend payout                            36.68        40.42        33.72        22.70        31.37
Nonperforming assets ratio (total
 nonperforming assets divided by
 total assets) at end of period (3)          .41          .22          .19          .27          .02
Loan loss allowance to net
 loans outstanding at end of period          .86          .73          .86          .79          .88

--------------------
<F1>  Net income divided by average stockholders' equity.
<F2>  Net income divided by average total assets.
<F3>  Nonperforming assets consist of nonaccruing loans, accruing loans which are past due 90 days or more, real estate owned and property held for future sale.

Financial Condition Data

      Total assets of First Federal increased to $258.4 million at September 30, 2004, from $234.5 million at September 30, 2003. The increase in assets is the result of an increase in net loans receivable of $22.6 million, or 11.01%, from $205.5 million at September 30, 2003, to $228.1 million at September 30, 2004. The increase in loans receivable was comprised of an increase in residential real estate loans of $9.6 million, a $2.5 million increase in non-residential real estate loans, a $3.7 million increase in home equity loans, a $7.6 million increase in consumer automobile loans, and an increase of $126,000 in other consumer loans. There was a decrease of $900,000 in commercial loans.

      Investment securities decreased $1.2 million, and interest-bearing deposits in other financial institutions increased $103,000. First Federal still retained the level of securities necessary for liquidity. See "Liquidity and Capital Resources." Accrued interest receivable increased $27,650 at September 30, 2004. FHLB stock increased $197,300.

      The allowance for loan losses increased from $1,509,000 at September 30, 2003, to $1,966,000 at September 30, 2004. Delinquencies increased to $2.6 million at September 30, 2004 from $1.8 million at September 30, 2003. Real estate loans comprised $924,000 of the September 30, 2004 balance compared to $730,000 at September 2003. Total non-accrual loans and accruing loans that are 90 days past due increased from $690,000 to $1,542,000. Non-accrual residential and nonresidential loans increased from 2003 to 2004 $580,000, due in part to the default on a floorplan loan that had the owner's residence as collateral in addition to the vehicles, and a construction company that defaulted. Non-accrual consumer loans increased $123,000 due to the increase in delinquent consumer loans. Accruing loans, which are contractually, past due 90 days or more increased $149,000 due to the same customers and circumstances discussed earlier. First Federal reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. See Exhibit 99.1 in Form 10-KSB , "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

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

      Deposits increased by $12.0 million, or 7.32%, from $164.5 million at September 30, 2003, to $176.5 million at September 30, 2004. The increase is primarily due to the increase in negotiated rate accounts at September 30, 2004. Because customers' uncertainty continues in regards to future interest rates and the stock market, the Savings Bank has experienced increased growth in various non-term products. As the uncertainty of future interest rates and the stock market becomes more clear, it is unknown what impact that will have on the Bank's short-term deposits. The balance of certificates of deposit increased $12.1 million to $94.4 million at September 30, 2004, from $82.3 million at September 30, 2003. At September 30, 2004, FHLB advances totaled $56.4 million, an increase of $10.1 million from the $46.3 million of advances outstanding at September 30, 2003.

      Stockholders' equity was $23.6 million, or 9.15% of total assets, at September 30, 2004, compared to $22.1 million, or 9.41% of total assets, at September 30, 2003. The increase was attributable to $1.7 million in net income for the 2004 fiscal year and tax affected proceeds from exercised options of $690,191, less $791,327 in dividends declared and paid and $4,505 used to purchase 500 shares of Bancorp.

Comparison of the Years Ended
September 30, 2004 and 2003

      Bancorp reported net income for the 2004 fiscal year of approximately $1.7 million, compared to $1.8 million in fiscal year 2003. The most significant changes from 2003 to 2004 were the $88,500 increase in net interest income and the $496,000 increase in the provision for loan losses, a $49,800 increase in noninterest income, a decrease of $149,000 in noninterest expense and a decrease of $46,700 in federal income tax expense.

      Net interest income increased by $88,500 in fiscal year 2004 compared to fiscal year 2003. Interest income decreased $415,000 during fiscal year 2004 from $13.9 million during fiscal year 2003. This decrease was a result of the average yield decreasing from 6.79% to 5.99%. Loan originations are affected by loan demand, which in turn is affected by interest rates offered, general economic conditions and the availability of funds for lending activities. Interest rates are affected by general, local and national economic conditions, the policies of various regulatory authorities and other factors beyond the control of First Federal. Interest expense for fiscal year 2004 decreased $504,000 from $5.5 million during fiscal year 2003. Included in interest expense for 2004 is approximately $2.1 million of interest on borrowed funds. The decrease in interest expense on deposits is the result of lower interest rates on deposits and a shift from higher rate certificates of deposit to lower rate demand and savings accounts.

      First Federal's average interest rate spread decreased from 3.74% in fiscal 2003 to 3.45% in fiscal 2004 because the average rate First Federal is earning on interest-earning assets decreased more than the average rate First Federal is paying on interest-bearing liabilities.

      The provision for loan losses was $766,700 in the 2004 fiscal year, an increase of $496,000 from the 2003 fiscal year. The consumer delinquencies provision increased $207,000 in general reserves, due to the increased consumer loan portfolio balances. Total mortgage delinquencies increased $289,000 due to the increased mortgage loan portfolio balances. Total delinquencies were $2.6 million at September 30, 2004, of which $1.6 million were on consumer loans, and $1.7 million at September 30, 2003, of which $1.0 million were on consumer loans. Total nonaccrual loans and accruing loans that are 90 days past due increased to $1,542,000 from $690,000.

      Noninterest income increased for fiscal 2004 by $49,800 from fiscal 2003. This is a result of a decrease of $63,000 in gain on loans sold and an increase of $111,000 in service charges on demand and deposit accounts. The increase in service charges occurred mainly in connection with the program for checking accounts that protects customers from insufficient funds as checks are presented for payment.

      Noninterest expenses decreased by $149,000 from fiscal 2003 to fiscal 2004. The decrease is attributable to the cost of the First Federal Savings Bank of Eastern Ohio Defined Benefit Pension Plan (the "Pension Plan"). The Board of Directors of First Federal terminated the Pension Plan effective December 31, 2002. This decrease was offset by a $103,000 increase in salary and benefits due to normal pay increases and contributions to the company's 401(k) plan. Data processing costs decreased $10,800. Occupancy and equipment expense increased $21,000 principally due to the increased utilities and depreciation on the building and furniture and fixtures. Advertising decreased $72,000 due to less marketing as a result of the pending merger. Other operating expenses increased $143,000 compared to last year due to higher consulting and professional fees and miscellaneous expenses.

      The federal income tax provision decreased by $47,000 from fiscal 2003 to fiscal 2004. The effective tax rate for fiscal year 2004 was 35.48% and 34.50% for 2003.

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

      Noninterest income increased for fiscal 2003 by $398,000 from fiscal 2002. This is a result of an increase of $109,000 in gain on loans sold, an increase in other income of $155,000, and an increase of $134,000 in service charges on demand and deposit accounts. This is mainly due to a program, new in 2003, that protects checking account customers from insufficient funds as checks are presented for payment.

      Noninterest expenses increased by $189,000 from fiscal 2002 to fiscal 2003. The increase is largely attributable to the $311,000 cost to terminate the Pension Plan. The Board of Directors of First Federal terminated the Pension Plan effective December 31, 2002. All Pension Plan participants actively employed on the termination date were 100% vested in their accrued benefit as of that date. The Board of Directors of First Federal also adopted a defined contribution plan qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended, to replace the Pension Plan. Data processing costs decreased $104,000, which resulted from not having expenses related to the conversion to the new core processor in the first quarter of the fiscal year 2002. Occupancy and equipment expense increased $116,000 principally due to the increased utilities and depreciation on the building and furniture and fixtures for the new office in Newcomerstown, Ohio. Advertising increased $37,000 due to additional marketing utilized as competitors in our market areas changed. Other operating expenses increased $152,000 compared to last year due to higher consulting and professional fees and miscellaneous expenses.

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

      First Federal has emphasized the origination of adjustable-rate mortgage loans and consumer loans in order to more closely match the maturities or repricing dates of its interest-earning assets and its interest-bearing liabilities. It has, therefore, sold most of the fixed-rate loans it has originated in the last few years. The origination of adjustable-rate mortgage loans in a low interest rate environment, as the economy has been experiencing recently, is more difficult, however, due to the increased consumer demand for fixed-rate mortgage loans. First Federal has, therefore, begun retaining a few of its fixed-rate mortgage loans.

      In recent years, First Federal has stressed short-term consumer lending, primarily the origination of automobile loans. In fiscal year 2004, the automobile loans increased to $43.9 million from $36.1 million in fiscal year 2003. First Federal intends to continue to maintain consumer loans at current levels or increase such amounts, depending upon the demand for such loans. Consumer loans may decrease, however, due to decreased demand or increased competition.

      First Federal's interest rate spread is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time, because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset value to changes in interest rates. The management and Board of Directors of First Federal carefully manage First Federal's exposure to interest rate risk in a manner designed to maintain the projected four-quarter percentage change in net interest income and the projected change in the market value of portfolio equity within the limits established by the Board of Directors assuming a permanent and instantaneous parallel shift in interest rates. The Board has established parameters for the maximum absolute change in market value of portfolio equity at + 200 basis points at (40)% and at -100 basis points at
(30)%. First Federal's projected change in the market value of its portfolio is 8.3% and (10.8)% at September 30, 2004.

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

      The OTS requires savings associations to maintain a sufficient level of investments in specified types of liquid assets intended to provide a source of relatively liquid funds upon which First Federal may rely if necessary to fund deposit withdrawals and other short-term funding needs. The liquidity of First Federal, defined as adjusted liquid assets divided by deposits minus jumbo certificates due in one year or less, was 6.80% at September 30, 2004 and 5.13% at September 30, 2003. Liquidity management is both a daily and long-term responsibility of management. First Federal adjusts its investments in cash and cash equivalents based upon management's assessment of (i) expected loan demand, (ii) projected mortgage-backed and investment security maturities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in federal funds sold, mortgage-backed securities, interest-bearing deposits and floating-rate corporate debt securities. If First Federal requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Cincinnati and collateral eligible for reverse repurchase agreements.

      At September 30, 2004 First Federal had outstanding commitments to originate loans of $3.9 million and $312,000 in commitments to sell loans. At September 30, 2004, First Federal had granted unused lines of credit to borrowers aggregating approximately $1.2 million and $20.0 million for commercial and open-ended consumer loans, respectively. There were no commitments to purchase loans at such date. Certificates of deposit scheduled to mature in one year or less at September 30, 2004, totaled $58.1 million.

      During the fiscal year ended September 30, 2004, cash provided by operating activities, overnight deposits, mortgage-backed securities repayments, and loan repayments were used to fund deposit maturities and withdrawals, repay borrowings, and origination loans.

      First Federal's liquidity is a product of its operating, investing and financing activities. These activities for the periods presented are summarized in the following table:


                                                         Year ended September 30,
                                                       2004        2003        2002
                                                       ----        ----        ----
                                                             (In thousands)

Net cash provided by operating activities            $  2,754    $  3,007    $  4,038

Net cash provided (used) in investing                 (22,632)    (10,856)      5,943

Net cash provided (used) by financing activities       21,939       6,249     (10,253)
                                                     --------    --------    --------

(Decrease) Increase in cash and cash equivalents        2,061      (1,600)       (272)

Cash and cash equivalents at beginning of year          4,624       6,224       6,496
                                                     --------    --------    --------

Cash and cash equivalents at end of year             $  6,685    $  4,624    $  6,224
                                                     ========    ========    ========

      First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth certain information regarding First Federal's compliance with applicable regulatory capital requirements at September 30, 2004.


                                                Percent
                                   Amount      of assets
                                   ------      ---------
                                   (Dollars in thousands)

Tangible capital                   $18,702        7.24
Tangible capital requirement         3,876        1.50
  Excess                           $14,826        5.74%
Core capital                       $18,702        7.24%
Core capital requirement (1)        10,337        4.00
  Excess                           $ 8,365        3.24%
Total risk-based capital           $20,323       10.47%
Risk-based capital requirement      15,534        8.00
  Excess                           $ 4,789        2.47%

--------------------
<F1>  Although the general required minimum core capital is 4.00%, savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

Off-Balance Sheet Arrangement
-----------------------------

      Bancorp had no off-balance sheet arrangements as of September 30, 2004.

Critical Accounting Policies
----------------------------

      The accounting and reporting policies of Bancorp are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Bancorp's significant accounting policies are described in detail in the notes to Bancorp's consolidated financial statements for the year ended September 30, 2004. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of Bancorp's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

      Regardless of the extent of First Federal's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. First Federal estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon First Federal's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivative, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this standard is not expected to have a material effect on the Bancorp's consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not have a material effect on Bancorp's consolidated financial statements.

      In December 2003, the FASB issued FASB Interpretation No. (FIN) 46(R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004. This Interpretation must be applied to those entities that are consolidated to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

      For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the variable interest entities initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interests of the variable interest entities. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

      In May 2004, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin (SAB) No. 105, Loan Commitments Accounted for as Derivative Instruments, providing guidance on the accounting for loan commitments that related to the origination of mortgage loans that will be held for sale pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was released in 1998 and FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which was issued in 2003. The SEC staff has expressed their view that loan commitments that relate to the origination of mortgage loans that will be held for resale are written options from the perspective of the prospective lender. Thus, upon the origination of a loan commitment, the SEC staff believes that the fair value of a loan commitment should be recorded as a liability with the offset to expense to the extent consideration has not been received. The written option would remain a liability until the expiration or culmination of the contract. The provisions of SAB No. 105 are effective for derivatives entered into after March 31, 2004. Retroactive application is not required. The Company does not expect the adoption of this staff accounting bulletin to materially impact the Company's financial statements or results of operations.

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

Item 7.     Financial Statements

                         First Federal Bancorp, Inc.

          Accountants' Report and Consolidated Financial Statements

                         September 30, 2004 and 2003

                                             312 Walnut Street, Suite 3000
[LOGO]                                       Cincinnati, Oh 4520
                                             513 621-8300  Fax 513 621-8345
         ------------------------------------------------------------------
                                             bkd.com


                       Independent Accountants' Report



Audit Committee, Board of Directors and Stockholders
First Federal Bancorp, Inc.
Zanesville, Ohio


We have audited the accompanying consolidated balance sheets of First Federal Bancorp, Inc. as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Bancorp, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ BKD LLP

Cincinnati, Ohio
October 20, 2004

                         First Federal Bancorp, Inc.
                         Consolidated Balance Sheets
                         September 30, 2004 and 2003


                                                                        2004             2003
                                                                    -----------------------------

Assets
  Cash and due from banks                                           $  4,684,864     $  3,123,216
  Interest-bearing deposits with banks                                 2,000,000        1,500,000
                                                                    ------------     ------------
      Cash and cash equivalents                                        6,684,864        4,623,216

  Interest-bearing deposits                                            2,296,000        2,193,000
  Held-to-maturity securities                                          7,302,605        8,470,324
  Loans, net of allowance for loan losses of $1,966,000 and
   $1,509,000 in 2004 and 2003, respectively                         228,106,773      205,475,995
  Premises and equipment                                               6,609,570        7,113,867
  Federal Home Loan Bank stock                                         4,980,700        4,783,400
  Interest receivable                                                  1,120,604        1,148,254
  Other                                                                1,293,679          719,596
                                                                    ------------     ------------

      Total assets                                                  $258,394,795     $234,527,652
                                                                    ============     ============

Liabilities and Stockholders' Equity

Liabilities
  Deposits                                                          $176,481,965     $164,447,049
  Short-term borrowings                                               17,527,000        6,360,000
  Long-term debt                                                      38,908,233       39,925,131
  Accrued interest payable                                               257,721          273,951
  Other liabilities                                                    1,586,684        1,443,641
                                                                    ------------     ------------

      Total liabilities                                              234,761,603      212,449,772
                                                                    ------------     ------------

Stockholders' Equity
  Preferred stock, $100 par value
   Authorized-1,000,000 shares, no shares issued and outstanding
  Class A common, no par value
   Authorized-9,000,000 shares
   Issued-3,354,899 shares
   Outstanding 2004 - 3,354,899 shares, 2003 - 3,260,681 shares        4,299,973        3,823,153
  Retained earnings                                                   19,333,219       18,584,939
  Treasury stock, at cost
    Common; 2003 - 42,719 shares                                               -         (330,212)
                                                                    ------------     ------------

      Total stockholders' equity                                      23,633,192       22,077,880
                                                                    ------------     ------------

      Total liabilities and stockholders' equity                    $258,394,795     $234,527,652
                                                                    ============     ============

See Notes to Consolidated Financial Statements

                         First Federal Bancorp, Inc.
                      Consolidated Statements of Income
                Years Ended September 30, 2004, 2003 and 2002


                                                          2004           2003           2002
                                                       ------------------------------------------

Interest Income
  Loans                                                $13,080,095    $13,400,844    $15,130,146
  Held-to-maturity securities                              353,977        468,527        652,981
  Deposits with banks                                       65,839         45,878         48,895
                                                       -----------    -----------    -----------

      Total interest income                             13,499,911     13,915,249     15,832,022
                                                       -----------    -----------    -----------

Interest Expense
  Deposits                                               2,940,101      3,430,449      4,254,890
  Borrowings                                             2,065,445      2,078,960      2,776,521
                                                       -----------    -----------    -----------

      Total interest expense                             5,005,546      5,509,409      7,031,411
                                                       -----------    -----------    -----------

Net Interest Income                                      8,494,365      8,405,840      8,800,611

Provision for Loan Losses                                  766,700        270,461        357,279
                                                       -----------    -----------    -----------

Net Interest Income After Provision for Loan Losses      7,727,665      8,135,379      8,443,332
                                                       -----------    -----------    -----------

Noninterest Income
  Service charges on deposit accounts                      791,898        680,955        547,407
  Sale of mortgage loans                                   283,426        346,249        237,061
  Other                                                    767,779        766,134        610,640
                                                       -----------    -----------    -----------

      Total noninterest income                           1,843,103      1,793,338      1,395,108
                                                       -----------    -----------    -----------

Noninterest Expense
  Salaries and employee benefits                         3,011,250      3,242,060      3,258,853
  Occupancy and equipment expense                        1,052,687      1,031,247        915,282
  Data processing fees                                     679,390        690,237        794,627
  Deposit insurance premium                                 89,216         87,372         87,235
  Advertising                                              337,905        409,933        373,141
  Ohio franchise taxes                                     241,273        242,779        237,778
  Other                                                  1,584,580      1,441,863      1,289,805
                                                       -----------    -----------    -----------

      Total noninterest expense                          6,996,301      7,145,491      6,956,721
                                                       -----------    -----------    -----------

Income Before Income Taxes                               2,574,467      2,783,226      2,881,719

Provision for Income Taxes                                 913,514        960,213      1,015,008
                                                       -----------    -----------    -----------

Net Income                                             $ 1,660,953    $ 1,823,013    $ 1,866,711
                                                       ===========    ===========    ===========

Basic Earnings Per Share                               $       .51    $       .56    $       .58
                                                       ===========    ===========    ===========

Diluted Earnings Per Share                             $       .49    $       .54    $       .56
                                                       ===========    ===========    ===========

See Notes to Consolidated Financial Statements

                         First Federal Bancorp, Inc.
               Consolidated Statements of Stockholders' Equity
                Years Ended September 30, 2004, 2003 and 2002


                                                       Common       Retained      Treasury
                                                       Stock        Earnings        Stock          Total
                                                     ------------------------------------------------------

Balance, October 1, 2001                             $3,743,514    $17,170,780    $(938,350)    $19,975,944

  Net income                                                  -      1,866,711            -       1,866,711
  Dividends on common stock, $.195 per share                  -       (629,487)           -        (629,487)
  Purchase of treasury stock                                  -              -     (312,076)       (312,076)
  Sale of treasury stock from exercise of options             -       (656,696)     970,236         313,540
  Tax benefit of stock options                           79,639                                      79,639
                                                     ----------    -----------    ---------     -----------

Balance, September 30, 2002                           3,823,153     17,751,308     (280,190)     21,294,271

  Net income                                                  -      1,823,013            -       1,823,013
  Dividends on common stock, $.22 per share                   -       (710,609)           -        (710,609)
  Purchase of treasury stock                                  -              -     (576,536)       (576,536)
  Sale of treasury stock from exercise of options             -       (278,773)     526,514         247,741
                                                     ----------    -----------    ---------     -----------

Balance, September 30, 2003                           3,823,153     18,584,939     (330,212)     22,077,880

  Net income                                                  -      1,660,953            -       1,660,953
  Dividends on common stock, $.24 per share                   -       (791,327)           -        (791,327)
  Purchase of treasury stock                                  -              -       (4,505)         (4,505)
  Issuance of new shares from exercise of options       329,820              -            -         329,820
  Sale of treasury stock from exercise of options             -       (121,346)     334,717         213,371
  Tax benefit of stock options                          147,000              -            -         147,000
                                                     ----------    -----------    ---------     -----------

Balance, September 30, 2004                          $4,299,973    $19,333,219    $       -     $23,633,192
                                                     ==========    ===========    =========     ===========

See Notes to Consolidated Financial Statements

                         First Federal Bancorp, Inc.
                    Consolidated Statements of Cash Flows
                Years Ended September 30, 2004, 2003 and 2002


                                                          2004            2003            2002
                                                      --------------------------------------------

Operating Activities
  Net income                                          $  1,660,953    $  1,823,013    $  1,866,711
  Items not requiring (providing) cash
    Depreciation and amortization                          622,467         633,083         592,152
    Provision for loan losses                              766,700         270,461         357,279
    Amortization of premiums and discounts
     on securities                                         181,253         197,200         188,660
    Deferred income taxes                                  (61,000)         78,000         (39,050)
    FHLB stock dividend                                   (197,300)       (192,100)       (217,200)
  Changes in
    Mortgage loans held for sale                                 -               -         693,796
    Other assets and other liabilities                    (219,209)        197,075         595,953
                                                      ------------    ------------    ------------

      Net cash provided by operating activities          2,753,864       3,006,732       4,038,301
                                                      ------------    ------------    ------------

Investing Activities
  Net change in interest-bearing deposits                 (103,000)     (1,495,000)        298,000
  Net (originations) collections of loans              (23,632,576)    (10,930,708)      6,045,773
  Purchase of premises and equipment                      (118,170)       (583,145)     (1,386,238)
  Purchases of held-to-maturity securities              (6,140,609)    (10,193,956)     (5,726,002)
  Proceeds from maturities of
   held-to-maturity securities                           7,127,075      11,636,536       6,204,204
  Proceeds from sales and payments received on
   real estate owned and repossessed assets                235,098         709,804         507,111
                                                      ------------    ------------    ------------

      Net cash (used in) provided by
       investing activities                            (22,632,182)    (10,856,469)      5,942,848
                                                      ------------    ------------    ------------

Financing Activities
  Net increase in deposits                              12,034,916       6,759,058      11,437,323
  Net increase (decrease) in short-term borrowings      11,167,000       3,582,000     (26,062,000)
  Proceeds from issuance of long-term debt                       -       8,000,000      11,000,000
  Repayment of long-term debt                           (1,016,898)    (11,015,917)     (6,014,991)
  Proceeds from exercise of options                        543,191         247,741         313,540
  Dividends paid                                          (791,327)       (710,609)       (629,487)
  Purchase of stock                                         (4,505)       (576,536)       (312,076)
  Net increases in advances from borrowers
   for taxes and insurance                                   7,589         (36,537)         14,161
                                                      ------------    ------------    ------------

      Net cash provided by (used in)
       financing activities                             21,939,966       6,249,200     (10,253,530)
                                                      ------------    ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents         2,061,648      (1,600,537)       (272,381)

Cash and Cash Equivalents, Beginning of Year             4,623,216       6,223,753       6,496,134
                                                      ------------    ------------    ------------

Cash and Cash Equivalents, End of Year                $  6,684,864    $  4,623,216    $  6,223,753
                                                      ============    ============    ============

Supplemental Cash Flows Information
  Real estate acquired in settlement of loans         $    235,098    $    709,804    $    779,431
  Interest paid                                       $  5,021,776    $  5,583,140    $  7,206,695
  Income taxes paid (net of refunds)                  $    767,000    $    760,000    $  1,006,970

See Notes to Consolidated Financial Statements

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

Cash Equivalents

The Bank considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2004 and 2003, cash equivalents consisted of interest-bearing demand deposits.

Securities

Available-for-sale securities, which include any security for which the Bank has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on the amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity.

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

Stock Options

At September 30, 2004, the Company had a stock-based employee compensation plan, which is described more fully in Note 14. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                          Year Ended September 30
                                         2004       2003       2002
                                        ----------------------------

Net income, as reported                 $1,661     $1,823     $1,867
Less: Total stock-based employee
 compensation cost determined under
 the fair value based method,
 net of income taxes                        23         19        205
                                        ------     ------     ------

Pro forma net income                    $1,638     $1,804     $1,662
                                        ======     ======     ======

Earnings per share:
  Basic - as reported                     0.51       0.56       0.58
  Basic - pro forma                       0.50       0.56       0.52
  Diluted - as reported                   0.49       0.54       0.56
  Diluted - pro forma                     0.48       0.54       0.50

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

Note 2:

On August 2, 2004, Park National Corporation (Park), Park Merger Corporation and First Federal Bancorp Inc. (Company) signed an Agreement and Plan of Merger, amended as of September 15, 2004, which provides for the merger of a wholly owned subsidiary of Park with and into the Company with the Company being the surviving corporation. Immediately after this merger becomes effective, the surviving corporation will be merged with and into Park, after which First Federal Savings Bank of Eastern Ohio (First Federal), a wholly-owned subsidiary of the Company, will convert into a national bank and Century National Bank, a wholly-owned subsidiary of Park, will be merged with and into First Federal. The name of the resulting bank will be Century National Bank.

The merger transactions are anticipated to be completed in the fourth quarter of 2004, and require the approval of appropriate regulatory authorities and of the shareholders of the Company. Under the terms of the agreement and plan of merger, shareholders of the Company will receive cash in the amount of $13.25 per share for each common share of the Company outstanding immediately prior to the closing. Each outstanding option granted under a Company stock option plan will be cancelled and extinguished and converted into the right to receive an amount of cash equal to the product of (1) (a) $13.25 minus (b) the exercise price of the option, multiplied by (2) the number of Company common shares subject to the unexercised portion of the option. As of September 30, 2004, the Company had 3,354,899 common shares outstanding and options covering an aggregate of 267,247 common shares with a weighted average exercise price of $6.09 per share.

Note 3:  Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at September 30, 2004, was $950,000.

Note 4:  Investments

Held-to-Maturity Securities

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:


                                                   2004
                                               Gross          Gross
                               Amortized     Unrealized     Unrealized     Approximate
                                 Cost          Gains         (Losses)      Fair Value
                               -------------------------------------------------------

U.S. government agencies        $7,079          $ 2           $(18)          $7,063
Mortgage-backed securities         207            1             (2)             206
Other securities                    17            -              -               17
                                ------          ---           ----           ------

                                $7,303          $ 3           $(20)          $7,286
                                ======          ===           ====           ======




                                                   2003
                                               Gross          Gross
                               Amortized     Unrealized     Unrealized     Approximate
                                 Cost          Gains         (Losses)      Fair Value
                               -------------------------------------------------------


U.S. government agencies        $8,119          $28           $  -           $8,147
Mortgage-backed securities         303            1             (1)             303
Other securities                    48            -              -               48
                                ------          ---           ----           ------

                                $8,470          $29           $ (1)          $8,498
                                ======          ===           ====           ======

Maturities of held-to-maturity debt investments at September 30, 2004:


                                   Amortized     Approximate
                                     Cost        Fair Value
                                   ---------     -----------

One year or less                    $5,035         $5,023
After one through five years         2,061          2,057
Mortgage-backed securities not
 due on a single maturity date         207            206
                                    ------         ------

                                    $7,303         $7,286
                                    ======         ======

The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $6,131,000 at September 30, 2004 and $4,662,000 at September 30, 2003. The approximate fair value of pledged securities amounted to $6,120,000 at September 30, 2004 and $4,677,000 at September 30, 2003.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2004, was $6,149,000, which is approximately 84% of the Company's investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at September 30, 2004 are as follows:


                                 Less than 12 Months         12 Months or Longer                Total
                               ------------------------    ------------------------    ------------------------
                                             Unrealized                  Unrealized                  Unrealized
                               Fair Value      Losses      Fair Value      Losses      Fair Value      Losses
                               --------------------------------------------------------------------------------

U.S. government agencies         $6,023        $(18)          $  -          $ -          $6,023        $(18)
Mortgage-backed securities            -           -            126           (2)            126          (2)
                                 ------        ----           ----          ---          ------        ----

                                 $6,023        $(18)          $126          $(2)         $6,149        $(20)
                                 ======        ====           ====          ===          ======        ====

Note 5:  Loans and Allowance for Loan Losses

Categories of loans at September 30, 2004 and 2003, include:


                                              2004         2003
                                            ---------------------

Real estate loans
  One-to-four-family residences             $ 97,393     $ 89,312
  Multi-family residences                     11,764        9,747
  Nonresidential                              27,163       24,697
  Construction                                 8,139        8,162

Consumer and other loans
  Automobile                                  43,911       36,133
  Home equity and second mortgage             31,426       27,827
  Commercial                                  10,613       11,513
  Other                                        1,683        1,415
                                            --------     --------
                                             232,092      208,806
Deferred loan costs                              719          485
Undisbursed portion of loans in process       (2,738)      (2,306)
Allowance for loan losses                     (1,966)      (1,509)
                                            --------     --------

                                            $228,107     $205,476
                                            ========     ========

Activity in the allowance for loan losses was as follows:


                                  2004       2003       2002
                                 ----------------------------

Balance, beginning of year       $1,509     $1,688     $1,605
Provision charged to expense        767        270        357
Recoveries on loans                 112        154         38
Losses charged off                 (422)      (603)      (312)
                                 ------     ------     ------

Balance, end of year             $1,966     $1,509     $1,688
                                 ======     ======     ======

At September 30, 2004 and 2003, accruing loans delinquent 90 days or more totaled $230,000 and $81,000, respectively. Non-accruing loans at September 30, 2004 and 2003 were $1,312,000 and $609,000, respectively.

Note 6:  Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:


                                      2004        2003
                                     -------------------

Land and improvements                $ 1,452     $ 1,452
Buildings                              7,231       7,231
Equipment                              3,527       3,410
                                     -------     -------
                                      12,210      12,093
Less accumulated depreciation         (5,600)     (4,979)
                                     -------     -------

      Net premises and equipment     $ 6,610     $ 7,114
                                     =======     =======

Note 7:  Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $80,017,000 and $80,846,000 at September 30, 2004 and 2003, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in other liabilities, were approximately $265,000 and $293,000 at September 30, 2004 and 2003, respectively.

The aggregate fair value of capitalized mortgage servicing rights at September 30, 2004 and 2003 totaled $448,000 and $242,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.


                                       2004      2003
                                       ---------------

Mortgage Servicing Rights
  Balances, beginning of year          $ 566     $ 582
  Servicing rights capitalized            83       616
  Amortization of servicing rights      (154)     (632)
                                       -----     -----
                                         495       566
  Valuation allowance                    (47)     (324)
                                       -----     -----

  Balances, end of year                $ 448     $ 242
                                       =====     =====

Activity in the valuation allowance for mortgage servicing rights was as follows:


                                   2004       2003
                                  -----------------

Balance, beginning of year        $(324)     $(203)
Net changes                         277       (121)
                                  -----      -----
Balance, end of year              $ (47)     $(324)
                                  =====      =====

Note 8:  Deposits


                                                               2004         2003
                                                             ---------------------

Demand deposits                                              $ 51,936     $ 51,405
Savings deposits                                               30,110       30,753
Certificates and other time deposits of $100,000 or more       32,393       22,144
Other certificates and time deposits                           62,043       60,145
                                                             --------     --------
                                                             $176,482     $164,447
                                                             ========     ========

At September 30, 2004, the scheduled maturities of time deposits are as follows:


2005           $58,146
2006            26,753
2007             5,298
2008             2,320
2009             1,801
Thereafter         118
               -------
               $94,436
               =======

Note 9:  Short-Term Borrowings

Short-term debt consists solely of variable-rate (2.03% at September 30, 2004) FHLB advances.

Note 10:  Long-Term Debt

Long-term debt consists solely of fixed-rate (2.69% to 6.90%) FHLB advances.

The FHLB advances are secured by first-mortgage loans totaling $82,140,000 and FHLB stock at September 30, 2004. Advances are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of long-term debt at September 30, 2004, are:


2005           $14,016
2006             1,016
2007            10,016
2008             8,016
2009             4,016
Thereafter       1,828
               -------

               $38,908
               =======

The Bank has a line of credit of $15,000,000 with FHLB. At September 30, 2004, $9,277,000 of the line of credit was used as a letter of credit to secure public deposits.

Note 11:  Income Taxes

The provision for income taxes includes these components:


                             2004     2003      2002
                             ------------------------

Taxes currently payable      $975     $882     $1,054
Deferred income taxes         (61)      78        (39)
                             ----     ----     ------

      Income tax expense     $914     $960     $1,015
                             ====     ====     ======

A reconciliation of income tax expense at the statutory rate to the Bank's actual income tax expense is shown below:


                                       2004     2003      2002
                                       ------------------------

Computed at the statutory rate 34%     $875     $946     $  980
Increase resulting from
 Other                                   39       14         35
                                       ----     ----     ------

      Actual tax expense               $914     $960     $1,015
                                       ====     ====     ======

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                      2004        2003
                                     -------------------

Deferred tax assets
  Allowance for loan losses          $   684     $   473
  Accrued compensated absences            66          66
                                     -------     -------
                                         750         539
                                     -------     -------

Deferred tax liabilities
  Depreciation                          (112)       (143)
  FHLB stock dividends                  (893)       (827)
  Loan fees                             (155)       (110)
  Mortgage servicing rights             (152)        (82)
  Other                                    -          (1)
                                     -------     -------
                                      (1,312)     (1,163)
                                     -------     -------

      Net deferred tax liability     $  (562)    $  (624)
                                     =======     =======

Retained earnings at September 30, 2004 and 2003, include approximately $1,615,000, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amount that would have been recorded if it were expected to reverse into taxable income in the foreseeable future was approximately $549,000.

Note 12:  Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2004 and 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2004, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.


                                                                             To Be Well Capitalized
                                                     For Capital Adequacy    Under Prompt Corrective
                                      Actual               Purposes             Action Provisions
                                 Amount     Ratio      Amount     Ratio         Amount     Ratio
                                 -------------------------------------------------------------------

As of September 30, 2004
  Total Capital
   (to Risk-Weighted Assets)     $20,323    10.5%      $15,534    8.0%          $19,355    10.0%
  Tier I Capital
   (to Risk-Weighted Assets)      18,702     9.7         7,742    4.0            11,613     6.0
  Tier I Capital
   (to Adjusted Total Assets)     18,702     7.2        10,337    4.0            12,921     5.0
  Tangible Capital
   (to Adjusted Total Assets)     18,702     7.2         3,876    1.5                      N/A

As of September 30, 2003
  Total Capital
   (to Risk-Weighted Assets)     $19,170    10.7%      $14,344    8.0%          $17,930    10.0%
  Tier I Capital
   (to Risk-Weighted Assets)      17,844    10.0         7,172    4.0            10,758     6.0
  Tier I Capital
   (to Adjusted Total Assets)     17,844     7.6         9,408    4.0            11,760     5.0
  Tangible Capital
   (to Adjusted Total Assets)     17,844     7.6         3,528    1.5                      N/A

Without prior regulatory approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At September 30, 2004, total stockholders' equity of the Bank was $18,836,000, of which approximately $221,000 was potentially available for distribution to the Company.

Note 13:  Related Party Transactions

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

The aggregate amount of loans, as defined, to such related parties were as follows:


Balances, October 1, 2003              $1,724
New loans, including renewals             217
Payments, etc., including renewals       (411)
Other changes                             720
                                       ------
Balances, September 30, 2004           $2,250
                                       ======

Deposits from related parties held by the Bank at September 30, 2004 and 2003 totaled $1,466,000 and $1,739,000, respectively.

Note 14:  Employee Benefit Plans

The Company approved a defined contribution pension plan covering substantially all employees effective September 1, 2002. Employees may contribute up to the maximum amount determined by the IRS, with the Company matching 50% of the employee's contribution on the first 4% of the employee's compensation. Additionally, the Company will contribute 3% of the employee's compensation each pay period, and an additional 2% if the employee is employed on the last day of the Plan year. Employer contribution charged to expense for 2004 was $150,928.

The Company approved termination of the defined benefit pension plan, effective December 31, 2002. The Company's defined-benefit pension plan covered substantially all of its employees. The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:


                                                  2003

Change in benefit obligation
Benefit obligation at beginning of year           $ 1,868
Service cost                                            -
Interest cost                                           -
Actuarial loss                                        389
Benefits paid                                      (2,257)
                                                  -------
Benefit obligation at end of year                       -
                                                  -------
Change in plan assets
Fair value of plan assets at beginning of year      1,713
Actual return on plan assets                           78
Employer contribution                                 466
Benefits paid                                      (2,257)
                                                  -------
Fair value of plan assets at end of year                -
                                                  -------
Funded status                                           -
Unrecognized net actuarial loss                         -
Unrecognized transition liability                       -
                                                  -------
(Accrued) Prepaid benefit cost                    $     -
                                                  =======


                                               2003     2002
                                               --------------

Components of net periodic benefit cost
Service cost                                   $  -    $   98
Interest cost                                     -       114
Expected return on plan assets                    -       (61)
Net amortization and deferral                     -       (29)
Curtailment loss                                311       155
                                               ----    ------
Net periodic benefit cost                      $311    $  277
                                               ====    ======
Assumptions used in the accounting were:
Discount rate                                            5.50%
Rate of increase in compensation                         4.00%
Expected long-term rate of return on assets              6.00%

Note 15:  Stock Option Plan

The Company has six stock option plans, consisting of two Incentive Stock Option Plans for Officers and Key Employees, two Stock Option Plans for Non-employee Directors and two plans for officers, key employees and directors, that were approved by the Board of Directors and were ratified by the Company's shareholders at the annual meetings in February 1993, February 1995, February 1997 and February 2002. The number of shares that are authorized for issuance pursuant to options under the plans for granting to officers, key employees and directors is 629,924. Options expire 10 years after the date of grant and are issued at the market price of the Company's stock on the date of grant, therefore, no compensation expense was recognized. For the plans ratified in February 1993, eligible officers and directors are able to exercise options awarded to them one year after the grant date. For the other plans, eligible officers and directors are able to exercise options awarded to them immediately after the grant date.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:


                                                                  2004        2003           2002
                                                                --------------------------------------

Risk-free interest rates                                         4.62%       4.54%      4.32% to 5.33%
Dividend yields                                                  2.57%       2.66%      2.75% to 3.40%
Volatility factors of expected market price of common stock       18%         20%         19% to 20%
Weighted-average expected life of the options                   10 years    10 years       10 years

The following is a summary of the status of the Company's stock option plans and changes in those plans as of and for the years ended September 30, 2004, 2003 and 2002.


                                            2004                     2003                     2002
                                    -----------------------------------------------------------------------
                                               Weighted-                Weighted-                 Weighted-
                                                Average                  Average                   Average
                                               Exercise                 Exercise                  Exercise
            Options                 Shares       Price       Shares       Price       Shares        Price
-----------------------------------------------------------------------------------------------------------

Outstanding, beginning of year      351,665      $5.89      415,656       $5.44       438,306       $3.52
Granted                              10,600       9.35        9,000        7.91       161,300        6.36
Exercised                           (94,718)      5.73      (70,930)       3.49      (182,950)       1.71
Forfeited/expired                      (300)      8.87       (2,061)       6.50        (1,000)       5.44
Outstanding, end of year            267,247       6.08      351,665        5.89       415,656        5.44
Options exercisable at year end     267,247       6.08      351,665        5.89       399,451        5.43
Weighted-average fair value of
 options granted during the year                  2.26                     1.97                      1.42

As of September 30, 2004, the options outstanding and exercisable are as follows:


                                   Outstanding               Exercisable
                            ------------------------    --------------------
                                         Weighted-
                                          Average                  Weighted-
                                         Remaining                  Average
                                        Contractual                Exercise
Range of Exercise Prices    Number     Life (Months)    Number       Price
----------------------------------------------------------------------------

    $2.51 to $5.00           81,600         7.05         81,600      $3.69
    $5.01 to $7.50          136,700        83.11        136,700       6.27
    $7.51 to $10.00          47,062        65.21         47,062       9.47
    $10.01 to $12.50          1,885        49.90          1,885      11.88
                            -------                     -------
                            267,247        56.50        267,247       6.08
                            =======                     =======

Note 16:  Earnings Per Share

Earnings per share (EPS) were computed as follows:


                                                         2004
                                                       Weighted-
                                                        Average     Per Share
                                             Income     Shares        Amount
                                             --------------------------------

Net income                                   $1,661    3,276,471

Basic earnings per share
  Income available to common stockholders                              $.51
                                                                       ====

Effect of dilutive securities
 Stock options                                           108,061
                                                       ---------

Diluted earnings per share
  Income available to common stockholders
   and assumed conversions                   $1,661    3,384,532       $.49
                                             ======    =========       ====


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

Note 17:  Disclosures about Fair Value of Financial Instruments

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


                                                      2004                      2003
                                             Carrying                  Carrying
                                              Amount     Fair Value     Amount     Fair Value
                                             ------------------------------------------------

Financial assets
  Cash and cash equivalents                  $  6,685     $  6,685     $  4,623     $  4,623
  Interest-bearing deposits                     2,296        2,296        2,193        2,193
  Held-to-maturity securities                   7,303        7,286        8,470        8,498
  Loans, net of allowance for loan losses     228,107      241,681      205,476      218,271
  Interest receivable                           1,121        1,121        1,148        1,148
  Stock in FHLB                                 4,981        4,981        4,783        4,783

Financial liabilities
  Deposits                                    176,482      177,361      164,447      164,702
  Short-term borrowings                        17,527       17,527        6,360        6,360
  Long-term debt                               38,908       39,724       39,925       41,709
  Interest payable                                258          258          274          274

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

Note 18:  Commitments and Credit Risk

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

At September 30, 2004 and 2003, the Bank had outstanding commitments to originate loans aggregating approximately $3,893,000 and $2,899,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $341,800 and $1,935,000 at September 30, 2004 and 2003, respectively, with the remainder at floating market rates.

Total mortgage loans in the process of origination amounted to $3,373,000 and $2,643,000 at September 30, 2004 and 2003, respectively. Substantially all mortgage loans in the process of origination were commitments to originate variable rate loans.

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

At September 30, 2004, the Bank had granted unused lines of credit to borrowers aggregating approximately $1,249,000 and $19,922,000 for commercial lines and open-end consumers lines, respectively. At September 30, 2003, the Bank had granted unused lines of credit to borrowers aggregating approximately $1,494,000 and $19,043,000 for commercial lines and open-end consumers lines, respectively.

Note 19:  Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                           Condensed Balance Sheet


                                                     2004       2003
                                                    ------------------

Assets
Deposits with subsidiary                            $ 4,473    $ 3,843
Commercial loans                                        403        461
Investment in common stock of subsidiary             18,836     17,968
Other assets                                             10          8
                                                    -------    -------

      Total assets                                  $23,722    $22,280
                                                    =======    =======

Liabilities
Other liabilities                                   $    89    $   202
                                                    -------    -------

Stockholders' Equity                                 23,633     22,078
                                                    -------    -------

      Total liabilities and stockholders' equity    $23,722    $22,280
                                                    =======    =======

                        Condensed Statement of Income


                                      2004      2003       2002
                                     ---------------------------

Income
Dividends from subsidiary            $1,000    $2,000     $2,000
Interest income                          80        76         92
                                     ------    ------     ------
Total income                          1,080     2,076      2,092

Expenses
Other expenses                          287       178        146
                                     ------    ------     ------

Income Before Equity in
 Undistributed Income of
 Subsidiary                             793     1,898      1,946

Equity in Undistributed Income of
 Subsidiary                             868       (75)       (79)
                                     ------    ------     ------

Net Income                           $1,661    $1,823     $1,867
                                     ======    ======     ======

                      Condensed Statement of Cash Flows


                                                    2004        2003        2002
                                                   ------------------------------

Operating Activities
Net income                                         $1,661     $ 1,823     $ 1,867
Equity in undistributed income of subsidiary         (868)         75          79
Net change in other assets and liabilities             32         128          27
                                                   ------     -------     -------

      Net cash provided by operating activities       825       2,026       1,973
                                                   ------     -------     -------

Investing Activities
Net change in loans                                    58        (356)      2,460
                                                   ------     -------     -------

      Net cash provided by (used in)
       investing activities                            58        (356)      2,460
                                                   ------     -------     -------

Financing Activities
Proceeds (repayment) from borrowing                     -           -      (1,000)
Proceeds from exercise of options                     543         248         314
Purchase of treasury stock                             (5)       (577)       (312)
Dividends paid                                       (791)       (711)       (629)
                                                   ------     -------     -------

      Net cash used in financing activities          (253)     (1,040)     (1,627)
                                                   ------     -------     -------

Net Change in Cash and Cash Equivalents               630         630       2,806

Cash and Cash Equivalents at Beginning of Year      3,843       3,213         407
                                                   ------     -------     -------

Cash and Cash Equivalents at End of Year           $4,473     $ 3,843     $ 3,213
                                                   ======     =======     =======

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 8A.    Controls and Procedures

      The registrant's principal executive officer and principal financial officer have concluded, based upon their evaluation of the registrant's disclosure controls and procedures, that the registrant's disclosure controls and procedures were effective as of September 30, 2004. There was no change in the registrant's internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 8B.    Other Information

      Not applicable.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following directors are serving for the terms indicated:


          Name            Age    Position(s) Held              Director Since     Term Expires
          ----            ---    ----------------              --------------     ------------

Ward D. Coffman, III      51     Secretary and Director             1992              2005
Robert D. Goodrich, II    58     Director                           1992              2005
Patrick L. Hennessey      54     Director                           1992              2005
Connie Ayres LaPlante     48     Treasurer and Director             1992              2005
John C. Matesich, III     61     Chairman and Director              1992              2006
Don R. Parkhill           46     Director                           1995              2006
J. William Plummer        59     President, Chief Executive         1992              2006
                                 Officer and Director

      Each director also serves as a director of First Federal.

      Ward D. Coffman, III is an attorney who has been engaged in private practice in the Zanesville area since 1978.

      Robert D. Goodrich, II is the Chairman of the Board and Chief Executive Officer of Wendy's Management Group, Inc., a position he has held since 1986.

      Patrick L. Hennessey is currently the President of P & D
Transportation. Mr. Hennessey has been employed by P & D Transportation since 1985.

      Connie Ayres LaPlante is a Senior Vice President and the Treasurer of First Federal. Ms. LaPlante commenced employment with First Federal in 1978.

      John C. Matesich, III is the President of Matesich Distributing Co., a beer distributor in Southeastern Ohio. Mr. Matesich has been the President of Matesich Distributing Co. since 1990 and has been employed by Matesich Distributing Co. since 1972.

      Don R. Parkhill is a Director and Vice President of Jacobs Vanaman Agency, Inc. since 2003. Mr. Parkhill is also the owner of Parkhill Financial Group, which has sold life insurance and assisted with other financial planning needs since 1987.

      J. William Plummer is currently the President and Chief Executive Officer of First Federal. Mr. Plummer has been employed by First Federal since 1970 and has served as the President and the Chief Executive Officer since 1979.

      Messrs. Coffman, Goodrich, Hennessey, Matesich and Parkhill are "independent" directors as defined under Rule 4200 of the listing standards of The Nasdaq Stock Market.

Section 16 (a) Beneficial Ownership Reporting Compliance

      Under the federal securities laws, Bancorp's directors and executive officers and persons holding more than ten percent of the common shares of Bancorp are required to report their ownership of common shares and changes in such ownership to the Securities and Exchange Commission (the "SEC") and Bancorp. The SEC has established specific due dates for such reports. Based upon a review of such reports, Bancorp must disclose any failures to file such reports timely in Proxy Statements used in connection with annual meetings of shareholders. Bancorp is not aware of any failures to file such reports timely.

Code of Business Conduct and Ethics

      First Federal Bancorp, Inc. ("Bancorp") has adopted a Code of Business Ethics that applies to its directors, officers, and employees.

Audit Committee Financial Expert

      The Board of Directors of Bancorp has determined that none of its directors is an "audit committee financial expert" as defined in 17 C.F.R.
Section 228.401(e). In light of the pending merger of Bancorp into Park, the Board of Directors does not intend to search for an individual who would meet that definition and agree to serve on Bancorp's Board of Directors.


Audit Committee Report

      The Audit Committee of the Board of Directors of Bancorp is comprised of Messrs. Hennessey, Goodrich, Matesich and Parkhill, all of whom are considered independent under the rules of the National Association of Securities Dealers' listing standards, as independence for audit committee members is defined. The Audit Committee is responsible for overseeing Bancorp's accounting functions and controls, as well as recommending to the Board of Directors an accounting firm to audit Bancorp's financial statements. The Audit Committee has adopted a charter to set forth its responsibilities (the "Charter").

      As required by the Charter, the Audit Committee received and reviewed the report of BKD LLP ("BKD") regarding the results of their audit, as well as the written disclosures and the letter from BKD required by Independence Standards Board Standard No. 1. The Audit Committee reviewed the audited financial statements with the management of Bancorp. A representative of BKD also discussed with the Audit Committee the independence of BKD from Bancorp, as well as the matters required to be discussed by Statement of Auditing Standards 61. Discussions between the Audit Committee and the representative of BKD included the following:

      * BKD's responsibilities in accordance with generally accepted auditing standards
      * The initial selection of, and whether there were any changes in, significant accounting policies or their application
      *  Management's judgments and accounting estimates
      *  Whether there were any significant audit adjustments
      *  Whether there were any disagreements with management
      *  Whether there was any consultation with other accountants
      * Whether there were any major issues discussed with management prior to BKD's retention
      * Whether BKD encountered any difficulties in performing the audit BKD's judgments about the quality of Bancorp's accounting principles
      * BKD's responsibilities for information prepared by management that is included in documents containing audited financial statements

      Based on its review of the financial statements and its discussions with management and the representative of BKD, the Audit Committee did not become aware of any material misstatements or omissions in the financial statements. Accordingly, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-KSB for the year ended September 30, 2004, to be filed with the SEC.

      Robert D. Goodrich, II
      Patrick L. Hennessey
      John C. Matesich, III
      Don R. Parkhill

Item 10.    Executive Compensation.

      The following Summary Compensation Table sets forth certain information with respect to the compensation paid by First Federal to the chief executive officer of Bancorp and the only other officer of Bancorp to receive cash compensation in excess of $100,000 during fiscal year 2004.

Summary Compensation Table


                                                                         Long Term
                                           Annual Compensation          Compensation      All Other Compensation
                                       --------------------------    -----------------    ----------------------
                                                                           Awards
Name and Principal Position    Year    Salary ($)(1)    Bonus ($)    Options/ SARs (#)
----------------------------------------------------------------------------------------------------------------
J. William Plummer             2004       $169,619       $61,743       --          --     $15,977            (3)
 President and Chief           2003        166,426        63,391       --          --     $14,107            (3)
 Executive Officer             2002        159,598        70,354     5,000         (2)         --            --
----------------------------------------------------------------------------------------------------------------
Connie Ayres LaPlante          2004        115,136        35,235       --          --     $10,427            (4)
Treasurer                      2003        112,313        36,866       --          --     $ 8,873            (4)
                               2002        106,909        42,730     5,000         (2)         --            --
----------------------------------------------------------------------------------------------------------------

--------------------
<F1>  Does not include amounts attributable to other miscellaneous benefits, the cost of which was less than 10% of the officer's cash compensation.
<F2>  Represents the number of shares underlying options granted under the
      1994, 1997 and 2002 Plans. Bancorp does not have a stock benefit plan that provides for the grant of "SARs," an abbreviation for "Stock Appreciation Rights."
<F3>  Consists of allocations to Mr. Plummer's 401(k) plan account.
<F4>  Consists of allocations to Mrs. LaPlante's 401(k) plan account.

Employment and Non-Compete Agreements

      In October 2003, First Federal entered into employment agreements with Mr. Plummer and Ms. LaPlante, each with a term of three years. The agreements provide for a salary review by the Board of Directors not less often than annually and the inclusion of the employee in any formally established employee benefit, bonus, pension and profit-sharing plans for which senior management personnel are eligible. Each employment agreement may be terminated by First Federal at any time. In the event of termination for "just cause," as defined in the employment agreement, the employee will have no right to receive any compensation or other benefits for any period after such termination. In the event of termination within one year of any change in "control" (as defined below) of First Federal or Bancorp, each employee will be entitled to receive (a) a payment in an amount equal to the sum of (i) the amount of compensation to which the employee is entitled for the remainder of the term of the agreement, plus (ii) the difference between
(x) the product of three multiplied by the total compensation paid to the employee for the immediately preceding calendar year less (y) the amount paid to the employee pursuant to (i); and (b) continued health, life and disability insurance and other benefits substantially equal to those which the employee was receiving at the time the agreement was terminated until the earliest to occur of the end of the term of the agreement, or the date the employee becomes employed by another employer. "Control," as defined in the employment agreements, generally refers to the acquisition by any person or entity of the ownership or power to vote ten percent (10%) or more of the shares of either First Federal or Bancorp without having rebutted control by a filing with the Office of Thrift Supervision, the control of the election of a majority of the directors of either First Federal or Bancorp; or the exercise of a controlling influence over the management or policies of either First Federal or Bancorp.

      In the event of termination other than for "just cause" (as defined in the employment agreement) or in connection with a change of control, the employee will be entitled to a continuation of salary payments for a period of time equal to the term of the employment agreement, as well as a continuation of benefits substantially equal to those being provided at the date of termination of employment until the earlier to occur of the end of the employment agreement term or the date the employee becomes employed full-time by another employer.

      Bancorp, First Federal and Mr. Plummer have executed an agreement not to compete pursuant to which Mr. Plummer will receive a payment of $165,000 upon termination of his employment. The payment is in exchange for Mr. Plummer's agreement, in general, (1) to protect confidential information;
(2) for three years from the termination of his employment with Bancorp and any subsidiary of Bancorp, to refrain from (a) soliciting any employees of Bancorp and First Federal to leave the employ of their employers, (b) inducing customers and other third parties having a business relationship with Bancorp or First Federal to discontinue their relationship with Bancorp or First Federal, and (c) accepting employment with a competitor of Bancorp or First Federal in the states of Ohio, Pennsylvania and West Virginia; and
(3) to cooperate with Bancorp and First Federal in various respects, such as providing information obtained by Mr. Plummer in the course of his employment with Bancorp and First Federal.

Compensation of Directors

      Each non-employee director of Bancorp receives a fee of $350 per month and $50 for each meeting of the Board of Directors attended, with payment for two excused absences per year. Each non-employee director of First Federal receives a fee of $500 per month and $500 for each meeting of the Board of Directors attended, with payment for two excused absences per year. In addition to regular fees paid to the directors of First Federal, members of the Compensation Committee and members of the Benefits Committee who are not employees receive $150 for each meeting attended. Members of the Loan Committee, other than the executive officers, receive $50 for each meeting attended in person, although no fees were paid during the fiscal year ended September 30, 2004, because only telephonic meetings were held during the year. No committee fees are paid to members of the Audit Committee.

Stock Option Plans

      The shareholders of Bancorp approved stock option plans for employees (the "ISO Plans") and non-employee directors (the "Non-qualified Plans") that were adopted by the Board of Directors in 1992 and 1995. In addition, the shareholders approved additional plans for both employees and non-employee directors in 1997 and 2002. The purposes of the stock option plans include attracting and retaining the best available personnel as officers, employees and directors of Bancorp and First Federal and providing incentives to the officers, employees and directors of Bancorp and First Federal by facilitating their purchases of an ownership interest in Bancorp.

      Bancorp currently has reserved 563,876 common shares for issuance under the stock option plans, of which 265,297 were subject to outstanding options on December 15, 2004. No more options may be granted under the First Federal Bancorp, Inc., 1992 Incentive Stock Option Plan for Officers and Key Employees, the 1992 Non-qualified Plan or the 1997 Plan.

      Options granted under the ISO Plans and certain options granted under the 1997 Plan and the 2002 Plan are intended to qualify as "incentive stock options" ("ISOs") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), which, if certain conditions are met, permits the optionees to delay the recognition of federal taxable income on the Shares received upon the exercise of options. The option exercise price for ISOs is determined by the Stock Option Committee at the time of option grant. The exercise price must not be less than 100% of the fair market value of the Shares on the date of the grant.

      The Non-qualified Plans provide for the grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Code ("Non-qualified Options"), and options awarded to non-employee directors under the 1997 Plan and the 2002 Plan are also Non-qualified Options. The exercise price for Non-qualified Options is at least the fair market value of the Shares on the date of the grant.

      Options granted under the 1992 Plan are first exercisable one year after the date of grant. Options granted under the 1994 Plans and the 2002 Plan are immediately exercisable. Options granted pursuant to the 1997 Plan are, unless otherwise specified by the Stock Option Committee at the time of grant, exercisable immediately after the date of grant, provided that the optionee will have been a senior executive officer or non-employee director of Bancorp or First Federal at all times during the period beginning with the date of grant of any such option and ending on the date which is three months before the date of exercise of the option.

      All options are immediately exercisable in the event of a "change of control," as defined in the plans. A "change of control" includes execution of an agreement for a merger or acquisition or the acquisition of the beneficial ownership of 25% or more of the voting shares of Bancorp by any person or entity.

      There were no options granted to purchase Shares of Bancorp made to Mr. Plummer and Ms. Ayres LaPlante during the fiscal year ended September 30, 2004.

      The following table sets forth information regarding the number and value of unexercised options held by the persons listed in the Summary Compensation Table:

             Aggregated Option/SAR Exercises In Last Fiscal Year
             ---------------------------------------------------
                        and 9/30/04 Option/SAR Values
                        -----------------------------


                                                                 Number of
                                                                 Securities         Value of
                                                                 Underlying        Unexercised
                                                                Unexercised       In-the-Money
                                                              Options/SARs at    Options/SARs at
                                                                9/30/04 (#)        9/30/04 (1)
                         Shares Acquired                       Exercisable/       Exercisable/
Name                       on Exercise      Value Realized     Unexercisable      Unexercisable
----                     ---------------    --------------    ---------------    ---------------

J. William Plummer              -                 -              56,000/0           $740,880/0
Connie Ayres LaPlante           -                 -                   0/0                  0/0

--------------------
<F1>  An option is "in-the-money" if the fair market value of the underlying
      Shares exceeds the exercise price of the option. The figure represents the value of such unexercised options, determined by multiplying the number of Shares subject to unexercised options by the difference between the exercise prices of such options and the closing sale price for the Shares on September 30, 2004 as reported by The Nasdaq Stock Market.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      (a)   Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information with respect to the only persons known to Bancorp to own beneficially more than five percent (5%) of the outstanding shares of Bancorp as of December 15, 2004:


                               Amount and Nature of          Percent of
Name and Address             Beneficial Ownership (2)    Shares Outstanding
----------------             ------------------------    ------------------
                                 Sole         Shared
                                 ----         ------

Connie Ayres LaPlante (1)     97,440         143,348            7.18%
J. William Plummer (1)       115,935 (3)      59,570            5.15%
Millennium Partners L P
666 Fifth Avenue
New York, NY 10103           216,800 (4)           -            6.44%

--------------------
<F1>  Each of the individuals listed in this table may be contacted at the address of Bancorp, 505 Market Street, Zanesville, Ohio 43701.
<F2>  Includes shares with respect to which the shareholder has sole or shared voting or investment power as a fiduciary for a trust or another person and shares held by certain family members.
<F3>  Includes 56,000 shares subject to currently exercisable options.
<F4>  Based upon a Schedule 13F-HR filed with the Securities and Exchange
      Commission on November 16, 2004.
      (b)   Security Ownership of Management.

      The following table sets forth certain information with respect to the number of Shares beneficially owned by each director of Bancorp and by all directors and executive officers of Bancorp as a group as of December 15, 2004:


                                            Amount and Nature of         Percent of
Name and Address (1)                      Beneficial Ownership (2)     Shares Outstanding
--------------------                    ---------------------------    ------------------
                                            Sole          Shared
                                            ----          ------

Ward D. Coffman, III                    153,240 (3)          -                4.57%
Robert D. Goodrich, II                   80,080 (4)          -                2.37%
Patrick L. Hennessey                    139,480              -                4.16%
Connie Ayres LaPlante                    97,440        143,348                7.18%
John C. Matesich, III                    67,480 (5)     15,000                2.44%
Don R. Parkhill                          51,234 (6)     12,290                1.88%
J. William Plummer                      115,935 (7)     59,570                5.15%
All directors and executive officers
 of Bancorp as a group (7 people)       704,889        230,208 (10)          26.70%

--------------------
<F1>  Each of the individuals listed in this table may be contacted at the address of Bancorp, 505 Market Street, Zanesville, Ohio 43701.
<F2>  Includes shares with respect to which the shareholder has sole or shared voting or investment power as a fiduciary for a trust or another person and shares held by certain family members.
<F3>  Includes 1,802 shares subject to currently exercisable options.
<F4>  Includes 30,000 shares subject to currently exercisable options.
<F5>  Includes 30,000 shares subject to currently exercisable options.
<F6>  Includes 30,000 shares subject to currently exercisable options.
<F7>  See footnote 3 to the preceding table for a description of Mr.
      Plummer's beneficial ownership.

      (c)   Changes in Control

      On August 2, 2004, Bancorp, Park National Corporation ("Park") and Park Merger Corp. ("Merger Corp.") executed an Agreement and Plan of Merger, amended as of September 15, 2004, pursuant to which Merger Corp. will be merged into Bancorp, Bancorp will be merged into Park, First Federal will be converted into a national bank, and a bank subsidiary of Park will be merged into First Federal. The name of the resulting bank will be Century National Bank.

Item 12.    Certain Transactions with First Federal.

      All loans by First Federal to executive officers and directors of First Federal and Bancorp with outstanding balances during the fiscal year ended September 30, 2004, were made in the ordinary course of business and on the same terms and conditions, including interest rates and collateral, as those of comparable loans to other persons. None of such loans involve more than the normal risk of collectibility or present other unfavorable features and are current in their payments.

      During the fiscal year ended September 30, 2004, First Federal retained the services of Ward D. Coffman, III, an attorney engaged in private practice in the Zanesville area. Mr. Coffman is the Secretary and a director of Bancorp and serves as general counsel to First Federal.

Item 13.    Exhibits.

            (a)   Exhibits
                  Exhibit 2.1    Agreement and Plan of Merger dated
                                 August 2, 2004
                  Exhibit 2.2    Amendment to Agreement and Plan of Merger
                  Exhibit 3.1 Articles of Incorporation of First Federal Bancorp, Inc.
                  Exhibit 3.2    Amendment to Articles of Incorporation of
                                 First Federal Bancorp, Inc.
                  Exhibit 3.3    Amended and Restated Code of Regulations
                  Exhibit 10.1 First Federal Bancorp, Inc. 1992 Stock Option Plan for Officers and Key Employees
                  Exhibit 10.2 First Federal Bancorp, Inc. 1992 Stock Option Plan for Non-Employee Directors
                  Exhibit 10.3   Employment Agreement - J. William Plummer
                  Exhibit 10.4   Employment Agreement - Connie Ayres
                                 LaPlante
                  Exhibit 10.5 First Federal Bancorp, Inc. 1994 Stock Option Plan for Officers and Key Employees
                  Exhibit 10.6 First Federal Bancorp, Inc. 1994 Stock Option Plan for Non-Employee Directors
                  Exhibit 10.7 First Federal Bancorp, Inc. 1997 Performance Stock Option Plan for Senior Executive Officers and Outside Directors
                  Exhibit 10.8   First Federal Bancorp, Inc. 2002 Stock
                                 Option and Incentive Plan
                  Exhibit 10.9   Indemnification Agreement between First
                                 Federal Bancorp, Inc. and Ward D.
                                 Coffman, III
                  Exhibit 10.10 Indemnification Agreement between First Federal Bancorp, Inc. and John C.
                                 Matesich, III
                  Exhibit 10.11 Indemnification Agreement between First Federal Bancorp, Inc. and Robert D. Goodrich, II
                  Exhibit 10.12 Indemnification Agreement between First Federal Bancorp, Inc. and Don R. Parkhill
                  Exhibit 10.13 Indemnification Agreement between First Federal Bancorp, Inc. and Patrick L. Hennessey
                  Exhibit 10.14 Indemnification Agreement between First Federal Bancorp, Inc. and J. William Plummer
                  Exhibit 10.15 Indemnification Agreement between First Federal Bancorp, Inc. and Connie Ayres LaPlante
                  Exhibit 10.16 Agreement Not to Compete between First Federal Bancorp, Inc., First Federal Savings Bank of Eastern Ohio and J. William Plummer
                  Exhibit 14     Code of Business Conduct and Ethics
                  Exhibit 21     Subsidiaries of the Registrant
                  Exhibit 23     Consent of Auditor - BKD LLP
                  Exhibit 31.1   Rule 13a-14(a)/15d-14(a) Certifications:
                                 CEO Certification
                  Exhibit 31.2   Rule 13a-14(a)/15d-14(a) Certifications:
                                 CFO Certification
                  Exhibit 32.1   Section 1350 Certification: CEO
                  Exhibit 32.2   Section 1350 Certification: CFO
                  Exhibit 99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

Item 14.    Principal Accountant Fees and Services.

Audit Fees

      For the fiscal years ended September 30, 2004, and September 30, 2003, BKD billed Bancorp $54,500 and $49,370, respectively, for the audit of Bancorp's annual financial statements and the review of financial statements included in Bancorp's Forms 10-QSB.

Audit-Related Fees

      During the 2004 and 2003 fiscal years, BKD billed Bancorp $755 and $1,090 for assurance and related services by BKD that are reasonably related to the performance of the audit and review of Bancorp's financial statements and which are not reported under "Audit Fees."

Tax Fees

      During fiscal years 2004 and 2003, BKD billed Bancorp $4,790 and $5,595, respectively, for professional services rendered by BKD for tax compliance, tax advice and tax planning. The services provided were assistance with the preparation of Bancorp's tax return and guidance with respect to estimated tax payments.

All Other Fees

      Bancorp and First Federal were not billed by BKD during fiscal year 2004 or fiscal year 2003 for any services not disclosed in "Audit Fees," "Audit-Related Fees" or "Tax Fees."

      The Audit Committee of Bancorp pre-approves all services to be performed by its independent auditor for Bancorp, and during 2004, all services provided by BKD for Bancorp were approved in advance by Bancorp's Audit Committee.

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


By /s/ Connie Ayres LaPlante                By /s/ Don R. Parkhill
   --------------------------                  ---------------------------
   Connie Ayres LaPlante                       Don R. Parkhill
   Treasurer and a Director                    Director
   (Principal Financial Officer and
   Principal Accounting Officer)

Date: December 15, 2004                     Date: December 15, 2004
      -----------------                           -----------------


By /s/ Ward D. Coffman, III                 By /s/ John C. Matesich, III
   --------------------------                  ---------------------------
   Ward D. Coffman, III                        John C. Matesich, III
   Secretary and a Director                    Chairman of the Board

Date: December 15, 2004                     Date: December 15, 2004
      -----------------                           -----------------


By /s/ Robert D. Goodrich, II               By /s/ J. William Plummer
   --------------------------                  ----------------------
   Robert D. Goodrich, II                      J. William Plummer
   Director                                    President and a Director

Date: December 15, 2004                     Date: December 15, 2004
      -----------------                           -----------------


By /s/ Patrick L. Hennessey
   --------------------------
   Patrick L. Hennessey
   Director

Date: December 15, 2004
      -----------------

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

  2.1      Agreement and Plan of Merger       Agreement and Plan of Merger
                                              dated as of August 2, 2004,
                                              by and among Park National
                                              Corporation; Park Merger Corp.;
                                              and First Federal Bancorp, Inc.
                                              filed with the SEC on August 3,
                                              2004 as an exhibit to an 8-K is
                                              incorporate herein by reference.

  2.2      Amendment to Agreement and Plan    Amendment to Agreement and Plan
           of Merger                          of Merger dated as of September
                                              15, 2004 by and among Park
                                              National Corporation; Park Merger
                                              Corp.; and First Federal Bancorp,
                                              Inc. filed as Annex A to the
                                              Definitive Proxy Statement dated
                                              October 15, 2004 is incorporated
                                              herein by reference.

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

  3.3      Amended and Restated Code of       The Code of Regulations of
           Regulations of First Federal       Bancorp filed as Exhibit A to
           Bancorp, Inc.                      Bancorp's Definitive Proxy
                                              Statement, filed with the SEC
                                              on January 7, 2003, is
                                              incorporated herein by reference.

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

 10.3      Employment Agreement between       Employment Agreement dated
           First Federal Savings Bank of      October 1, 2003 by and between
           Eastern Ohio and                   First Federal Bancorp, Inc.,
           J. William Plummer                 First Federal Savings Bank of
                                              Eastern Ohio, and J. William
                                              Plummer included as Exhibit 10.3
                                              to Bancorp's Form 10-KSB filed
                                              with the SEC on December 17, 2003
                                              is incorporated herein by
                                              reference.

 10.4      Employment Agreement between       Employment Agreement dated
           First Federal Savings Bank of      October 1, 2003 by and between
           Eastern Ohio and                   First Federal Bancorp, Inc.,
           Connie Ayres LaPlante              First Federal Savings Bank of
                                              Eastern Ohio, and Connie Ayres
                                              LaPlante included as Exhibit 10.4
                                              to Bancorp's Form 10-KSB filed
                                              with the SEC on December 17, 2003
                                              is incorporated herein by
                                              reference.

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

 10.9      Indemnification Agreement          The Indemnification Agreement
           between First Federal Bancorp,     Between First Federal Bancorp,
           Inc. and Ward D. Coffman, III      Inc. and Ward D. Coffman, III,
           dated October 16, 2002             dated October 16, 2002, filed
                                              as Exhibit 10.16 to Bancorp's
                                              Form 10-KSB filed with the SEC
                                              on December 18, 2002, is
                                              incorporated herein by reference.

 10.10     Indemnification Agreement          The Indemnification Agreement
           between First Federal Bancorp,     between First Federal Bancorp,
           Inc. and John C. Matesich, III     Inc. and John C. Matesich, III
           dated October 16, 2002             dated October 16, 2002, filed
                                              as Exhibit 10.17 to Bancorp's
                                              Form 10-KSB filed with the SEC
                                              on December 18, 2002, is
                                              incorporated herein by reference.

 10.11     Indemnification Agreement          The Indemnification Agreement
           between First Federal Bancorp,     between First Federal Bancorp,
           Inc. and Robert D. Goodrich, II    Inc. and Robert D. Goodrich, II
           dated October 16, 2002             dated October 16, 2002, filed
                                              as Exhibit 10.18 to Bancorp's
                                              Form 10-KSB filed with the SEC
                                              on December 18, 2002, is
                                              incorporated herein by reference.

 10.12     Indemnification Agreement          The Indemnification Agreement
           between First Federal Bancorp,     between First Federal Bancorp,
           Inc. and Don R. Parkhill           Inc. and Don R. Parkhill
           dated November 20, 2002            dated November 20, 2002, filed
                                              as Exhibit 10.19 to Bancorp's
                                              Form 10-KSB filed with the SEC
                                              on December 18, 2002, is
                                              incorporated herein by reference.

 10.13     Indemnification Agreement          The Indemnification Agreement
           between First Federal Bancorp,     between First Federal Bancorp,
           Inc. and Patrick L. Hennessey      Inc. and Patrick L. Hennessey
           dated November 20, 2002            dated November 20, 2002, filed
                                              as Exhibit 10.20 to Bancorp's
                                              Form 10-KSB filed with the SEC
                                              on December 18, 2002, is
                                              incorporated herein by reference.

 10.14     Indemnification Agreement          The Indemnification Agreement
           between First Federal Bancorp,     between First Federal Bancorp,
           Inc. and J. William Plummer        Inc. and J. William Plummer
           dated December 18, 2002            dated December 18, 2002, filed
                                              as Exhibit 10.21 to Bancorp's
                                              Form 10-KSB filed with the SEC
                                              on December 18, 2002, is
                                              incorporated herein by reference.

 10.15      Indemnification Agreement         The Indemnification Agreement
            between First Federal Bancorp,    between First Federal Bancorp,
            Inc. and Connie Ayres LaPlante    Inc. and Connie Ayres LaPlante
            dated December 18, 2002           dated December 18, 2002, filed
                                              as Exhibit 10.22 to Bancorp's
                                              Form 10-KSB filed with the SEC
                                              on December 18, 2002, is
                                              incorporated herein by reference.

 10.16     Agreement Not to Compete           Agreement Not to Compete Between
           Between First Federal Bancorp,     First Federal Bancorp, Inc.
           Inc. First Federal Savings         First Federal Savings Bank of
           Bank of Eastern Ohio and           Eastern Ohio and J. William
           J. William Plummer                 Plummer effective May 19, 2004
                                              is incorporated herein by
                                              reference.

 14        Code of Business Conduct           Code of Business Conduct and
           and Ethics                         Ethics filed as Exhibit 14 to
                                              Bancorp's Form 10-KSB filed with
                                              the SEC on December 18, 2003, is
                                              incorporated herein by reference.

 21        Subsidiaries of First Federal
           Bancorp, Inc.

 23        Consent of Auditor - BKD LLP

 31.1      Rule 13a-14(a)/15d-14(a)
           Certifications:
           CEO Certification

 31.2      Rule 13a-14(a)/15d-14(a)
           Certifications:
           CFO Certification

 32.1      Section 1350 Certification:
           CEO

 32.2      Section 1350 Certification:
           CFO

 99.1      Safe Harbor Under the Private
           Securities Litigation Reform
           Act of 1995